Form 10-Q
period 1995-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1995-09-28
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1995               Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


      California                                     68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


       455 University Avenue, Suite 100, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

                                 (916) 564-4532
               (Registrant's telephone number, including area code)


                         COMMONWEALTH EQUITY TRUST USA
                                 (Former name)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 1995
 par value one dollar per share                            4,177,723


             IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-Q IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EMEMPTION

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 1995 and
                December 31, 1994 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 1995 and 1994 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 1995 and 1994 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        1995          1994
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,069,747 at March 31,
    1995 and $1,903,027 at December 31, 1994
    and valuation allowances of $5,551,000
    at March 31, 1995 and $6,051,000 at
    December 31, 1994                              $ 24,395,493  $ 23,983,095
  Notes receivable                                      930,620       966,047
                                                     ----------   -----------
                                                     25,326,113    24,949,142


Cash                                                    156,080       378,411
Other assets, net of allowance for doubtful
  accounts of $75,519 in 1995 and 1994                  770,043       596,319
                                                    -----------   -----------
    Total assets                                   $ 26,252,236  $ 25,923,872
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  3,319,551  $  3,344,907
  Accounts payable and accrued expenses                 166,083       133,003
  Lease deposits                                         70,371        73,658
                                                    -----------   -----------
    Total liabilities                                 3,556,005     3,551,568
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,177,723 shares outstanding at March 31,
    1995 and December 31, 1994                     $  4,177,723  $  4,177,723
  Additional paid-in capital                         30,535,678    30,535,678
  Distributions in excess of cumulative
    net income                                      (12,017,170)  (12,341,097)
                                                    -----------   -----------
    Total shareholders' equity                       22,696,231    22,372,304
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,252,236  $ 25,923,872
                                                    ===========   ===========


See accompanying footnotes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                              Statements of Income (Loss)
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         1995         1994
                                                      ----------   ----------

Revenues:
  Rent                                                $  727,358   $  711,023
  Interest                                                22,679       49,121
                                                      ----------   ----------

                                                         750,037      760,144
                                                      ----------   ----------


Expenses:
  Operating expenses                                      87,493      258,538
  Property taxes                                          54,465       67,568
  Property management fees                                15,000       39,305
  Interest                                                93,887      143,563
  Depreciation and amortization                          166,720      150,980
  General and administative                              193,967      135,207
                                                      ----------   ----------

                                                         611,532      795,161
                                                      ----------   ----------

Net income (loss)                                     $  138,505   $  (35,017)
                                                      ==========   ==========



Net income (loss) per share of beneficial interest    $    0.033   $  ( 0.008)
                                                      ==========   ==========












See accompanying footnotes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    1995          1994
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   138,505       (35,016)
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 166,720       149,481
      Changes in other assets and liabilities:
        Decrease (increase) in receivables           35,427       (92,571)
        Decrease (increase) in other assets        (173,754)      (37,977)
        Increase (decrease) in accounts
          payable and accrued expenses               33,080       (45,210)
        Decrease in lease deposits                   (4,460)            0
                                                 ----------    ----------
          Total adjustments to income                57,013       (26,277)
                                                 ----------    ----------

          Net cash provided (used) by
            operating activities                    195,518       (61,293)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to rental properties                 (79,118)      (40,625)
  Collections on notes receivable                         0        32,076
                                                 ----------    ----------
          Net cash used by investing activities     (79,118)       (8,549)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term notes payable     (25,356)      (13,874)
  Distributions paid                               (313,375)     (313,350)
                                                 ----------    ----------
          Net cash (used) provided by
            financing activities                   (338,731)     (327,224)
                                                 ----------    ----------
          Net decrease in cash                     (222,331)     (397,066)

Cash, beginning of period                           378,411     1,012,594
                                                 ----------    ----------
Cash, end of period                             $   156,080   $   615,528
                                                 ==========    ==========





See accompanying footnotes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1995, and the results of its operations for the three months ended March 31, 1995 and 1994 and cash flows for the months ended March 31, 1995 and 1994.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1994 Form 10-K, which are incorporated herein by reference.

    2. In 1987, the Trust elected to be taxed as a real estate investment trust and, as such, will not be taxed on that portion of its taxable income which is distributed to shareholders provided that at least 95% of its real estate investment trust taxable income is distributed.

        The Trust intends to continue to qualify as a real estate investment trust and, accordingly, no provision for income taxes has been made in the financial statements.

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Interest revenues decreased $26,442 for the three months ended March 31, 1995, compared to the same period in 1994, primarily due to the collection of the $940,000 note receivable collateralized by 151 and 175 Opportunity Street in December, 1994.

        Operating expenses decreased $171,045 for the three months ended March 31, 1995, compared to the same period in 1994, primarily due to $149,121 in the cost to repair uninsured earthquake damage to the property, owned by the Trust, located at 19401 Parthenia Street, in Northridge, California, incurred in 1994.

        Interest expense decreased $49,676 for the three months ended March 31, 1995, compared to the same period in 1994, due to lower outstanding borrowings and lower interest rates.

        Property taxes decreased $13,103 for the three months ended March 31, 1995, compared to the same period in 1994, primarily because certain properties were reassessed to reflect lower current values.

        Property management decreased $24,305 for the three months ended March 31, 1995, compared to the same period in 1994, because of the termination of the former property management agreement and the hiring of a new property manager who provided similar service at a reduced cost.

        Depreciation and amortization increased $15,740 for the three months ended March 31, 1995, compared to the same period in 1994, primarily due to the amortization of leasing commissions.

        General and administrative expense increased $58,760 for the three months ended March 31, 1995, compared to the same period in 1994, primarily due to two factors, first, expenses of litigation with the former advisor and second, expenses of preparing, printing and soliciting proxies for the annual shareholder meeting which did not occur in the three months ended March 31, 1994.


        CAPITAL RESOURCES AND LIQUIDITY

        The Trust anticipates that operating income, property sales and borrowing collateralized by deeds of trust on specific properties will provide for its future liquidity and capital resource needs.

                      PART 11.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST





        ITEM 6:  REPORTS ON FORM 8-K

        None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 15, 1995                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 15, 1995                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule