Form 10-Q
period 1995-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1995-10-23
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 1995
 par value one dollar per share                            4,153,469


             IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS FORM 10-Q IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EMEMPTION

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 1995 and
                December 31, 1994 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 1995 and 1994 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 1995 and 1994 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 1995 and 1994 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        1995          1994
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $1,962,472 at June 30,
    1995 and $1,903,027 at December 31, 1994
    and valuation allowances of $5,713,000
    at June 30, 1995 and $6,051,000 at
    December 31, 1994                              $ 20,929,235  $ 23,983,095
  Notes receivable                                      894,293       966,047
                                                     ----------   -----------
                                                     21,823,528    24,949,142


Cash                                                  2,240,140       378,411
Other assets                                            530,368       596,319
                                                    -----------   -----------
    Total assets                                   $ 24,594,036  $ 25,923,872
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  2,293,488  $  3,344,907
  Accounts payable and accrued expenses                  87,521       133,003
  Lease deposits                                         70,371        73,658
                                                    -----------   -----------
    Total liabilities                                 2,451,380     3,551,568
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,153,469 shares outstanding at June 30,
    1995 and 4,177,723 at December 31, 1994        $  4,153,469  $  4,177,723
  Additional paid-in capital                         30,487,172    30,535,678
  Distributions in excess of cumulative
    net income                                      (12,497,985)  (12,341,097)
                                                    -----------   -----------
    Total shareholders' equity                       22,142,656    22,372,304
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,594,036  $ 25,923,872
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                              Statements of Income (Loss)
                                       (Unaudited)






                                                         Three Months Ended
                                                              June 30,
                                                         1995         1994
                                                      ----------   ----------

Revenues:
  Rent                                                $  690,862   $  750,017
  Interest                                                39,658       86,317
                                                      ----------   ----------

                                                         730,520      836,334
                                                      ----------   ----------


Expenses:
  Operating expenses                                      83,565      285,733
  Property taxes                                          53,886       46,962
  Property management fees                                15,000       45,618
  Interest                                                71,534      145,753
  Depreciation and amortization                          162,070      151,223
  General and administative                              178,457      205,026
  Legal settlement                                       250,000            0
                                                      ----------   ----------

                                                         814,512      880,315
                                                      ----------   ----------

Net income (loss) before gain (loss)
  on disposition of investments                       $  (83,992)  $  (43,981)
                                                      ==========   ==========

Gain (loss) on disposition of investments                411,254     (250,000)
                                                      ----------   ----------


Net income (loss)                                     $  327,262   $ (293,981)
                                                      ==========   ==========




Net income (loss) per share of beneficial interest    $     0.08   $   ( 0.07)
                                                      ==========   ==========






See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                          Statements of Income (Loss)
                                  (Unaudited)






                                                          Six Months Ended
                                                              June 30,
                                                         1995         1994
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,418,220  $ 1,461,040
  Interest                                                62,337      135,438
                                                      ----------   ----------

                                                       1,480,557    1,596,478
                                                      ----------   ----------


Expenses:
  Operating expenses                                     163,733      544,271
  Property taxes                                         108,351      114,530
  Property management fees                                30,000       84,923
  Interest                                               165,421      289,316
  Depreciation and amortization                          328,790      302,203
  General and administrative                             372,424      340,233
  Legal settlement                                       250,000            0
                                                      ----------   ----------

                                                     $ 1,418,719  $ 1,675,476
                                                      ----------   ----------

Net income (loss) before gain (loss)
  on disposition of investments                           61,838      (78,998)


Gain (loss) on disposition of investments                411,254     (250,000)
                                                      ----------   ----------


Net income (loss)                                    $   473,092  $  (328,998)
                                                      ==========   ==========




Net income (loss) per share of beneficial interest   $      0.11  $     (0.08)
                                                      ==========   ==========






See accompanying notes to financial statements.

                            Statements of Cash Flows
                                    (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    1995          1994
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   473,092      (328,998)
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 328,790       299,203
      Gain on disposition of investment
        properties                                 (411,254)            0
      Loss on disposition of notes receivable             0       250,000
      Changes in other assets and liabilities:
        Decrease (increase) in receivables                0        37,484
        Decrease (increase) in other assets          65,920        (2,746)
        Increase (decrease) in accounts
          payable and accrued expenses              (47,533)       (3,298)
        Decrease in lease deposits                   (4,460)       (2,913)
                                                 ----------    ----------
          Total adjustments to income               (68,537)      577,730
                                                 ----------    ----------
          Net cash provided by
            operating activities                    404,555       248,732


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of rental properties         3,799,241             0
  Improvements to rental properties                (662,917)      (56,690)
  Collections on notes receivable                    71,754       214,960
                                                 ----------    ----------
          Net cash provided by
            investing activities                  3,208,078       158,270


CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                              (72,760)            0
  Principal payments on long-term notes payable  (1,051,419)      (28,055)
  Distributions paid                               (626,925)     (470,025)
                                                 ----------    ----------
          Net cash used by
            financing activities                 (1,750,904)     (498,080)
                                                 ----------    ----------

          Net increase (decrease) in cash         1,861,729       (91,078)

Cash and cash equivalents, beginning of period      378,411     1,012,594
                                                 ----------    ----------

Cash and cash equivalents, end of period        $ 2,240,140   $   921,516
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 1995, and the results of its operations for the six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rent revenues decreased $59,155 and $42,820 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. This decrease is primarily attributed to lower occupancy at 1 Scripps in Sacramento, California and the sale of 1450 Hatch Road in Ceres, California in May, 1995.

        Interest revenues decreased $46,659 and $73,101 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994, primarily due to the collection of the $940,000 note receivable collateralized by 151 and 175 Opportunity Street in December, 1994.

        Operating expenses decreased $202,168 and $380,538 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The decrease is primarily due to the cost to repair uninsured earthquake damage at 19401 Parthenia Street, in Northridge, California, incurred in 1994. Repairs related to the earthquake damage were $149,295 and $290,416 for the three months and six months ended June 30, 1994, respectively.

        Interest expense decreased $74,219 and $123,895 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994, due to lower outstanding borrowings and lower interest rates.

        Property management decreased $30,618 and $54,923 for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994, because of the termination of the former property management agreement and the hiring of a new property manager who provided similar service at a reduced cost.

        The gain on disposition of investments for the three months and six months ended June 30, 1995, was attributed to the sale of 1450 Hatch Road in Ceres, California in May, 1995.

        The loss on disposition of investments for the three months and six months ended June 30, 1994 was attributed to the payoff of a note receivable in June, 1994, which had been delinquent since 1991.




        CAPITAL RESOURCES AND LIQUIDITY

        The Trust anticipates that operating income, proceeds from the sale of properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.

                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:
As previously reported, the Trust has been engaged since November, 1994, in litigation with its former adviser in four separate lawsuits filed by or against the Trust, or subject to a claim of indemnity, in the Superior Court of Sacramento County, California. In June, 1995, pursuant to the approval of the Trustees of the Trust of a Settlement Agreement and related documents, all such litigation was settled. Without any admission of wrongdoing by any party, as the settlement of doubtful and disputed claims, and in order to avoid the time and expense and hazards of litigation, in consideration for the one-time payment of $250,000 by the Trust to Jeffrey B. Berger and mutual full, final complete, and general releases of all claims, known or unknown, fixed or contingent, by all parties with respect to all other parties and, where applicable, the officers, directors, trustees, shareholders, employees, and agents thereof, all litigaton between the Trust and affiliated parties and the former adviser and affiliated parties was dismissed. In addition, as part of the Settlement Agreement, the Trust purchased from its former adviser and affiliated parties at the cash price of $3 per share all shares of the Trust's outstanding stock which were owned thereby, the number of which shares amounted to a total of 24,254 shares of the Trust's outstanding stock. Those shares of stock have now been retired and returned to the category of authorized but unissued stock. The Trust is not now engaged in litigation in any court with any party.

On May 15, 1995, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. At said meeting, the shareholders considered and voted on two matters. First, the four trustees of the Trust who were at that time serving were renominated and reelected as the trustees of the Trust. The vote with respect to each trustee was as follows:

     Trustee              Votes for       Votes against       Votes abstaining
------------------       -----------     ---------------     -----------------
Gregory E. Crissman       2,090,009           98,334                 0
Benjamin A. Diaz          2,101,387           86,957                 0
William M. Gallagher      2,098,264           89,955                 0
Joyce A. Marks            2,095,420           92,923                 0

In addition to the election of Trustees, the shareholders considered, approved, and adopted amendments to the Declaration of Trust pursuant to which
(i) all references to an "Adviser" or the former name of the Trust were deleted from the Declartion of Trust, (ii) Paragraphs 9.5 and 9.6 of the Declaration were amended to prohibit the Trust from purchasing property from, selling property to, making loans to, borrowing money from, or investing in joint ventures or partnerships with any Trustee or any affiliate thereof, and
(iii) Paragraphs 9.1 through 9.4 of the Declaration of Trust were amended to define better and to limit the obligations of the Trust to indemnify agents in order to limit and restrict the potential liability of the Trust to indemnify others. The vote with respect to the resolutions adopting these amendments was:
                          Votes for       Votes against       Votes abstaining
                        -------------     -------------       ----------------
          (i)             2,079,881           39,078              13,811
          (ii)            2,074,744           37,700               5,457
          (iii)           2,077,179           38,912                  40

                      PART II.  OTHER INFORMATION

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            July 15, 1995                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



           July 15, 1995                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule