Form 10-Q
period 1995-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1995-10-24
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995           Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


          California                                 68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          1 Scripps Avenue, Suite 201, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest          Outstanding at September 30, 1995
 par value one dollar per share                            4,153,469

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 1995 and
                December 31, 1994 .................................    3

              Statements of Income - For the Three Months
                Ended September 30, 1995 and 1994 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 1995 and 1994 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 1995 and 1994 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                       1995           1994
                                                    (Unaudited)     (Audited)
                                                    -----------   -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,148,682 at September 30,
    1995 and $1,903,027 at December 31, 1994
    and valuation allowances of $5,713,000
    at September 30, 1995 and $6,051,000 at
    December 31, 1994                              $ 21,109,416  $ 23,983,095
  Notes receivable                                      857,051       966,047
                                                     ----------   -----------
                                                     21,966,467    24,949,142


Cash                                                  1,981,654       378,411
Other assets                                            485,961       596,319
                                                    -----------   -----------
    Total assets                                   $ 24,434,082  $ 25,923,872
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  2,268,052  $  3,344,907
  Accounts payable and accrued expenses                  93,083       133,003
  Lease deposits                                         70,371        73,658
                                                    -----------   -----------
    Total liabilities                                 2,431,506     3,551,568
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,153,469 shares outstanding at September
    30, 1995 and 4,177,723 at December 31, 1994    $  4,153,469  $  4,177,723
  Additional paid-in capital                         30,487,172    30,535,678
  Distributions in excess of cumulative
    net income                                      (12,638,065)  (12,341,097)
                                                    -----------   -----------
    Total shareholders' equity                       22,002,576    22,372,304
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,434,082  $ 25,923,872
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                              Statements of Income (Loss)
                                       (Unaudited)






                                                        Three Months Ended
                                                           September 30,
                                                         1995         1994
                                                      ----------   ----------

Revenues:
  Rent                                                $  640,306   $  569,791
  Interest                                                47,236       49,089
                                                      ----------   ----------

                                                         687,542      618,880
                                                      ----------   ----------


Expenses:
  Operating expenses                                      72,970      223,658
  Property taxes                                          54,970       69,985
  Property management fees                                12,000       36,417
  Interest                                                54,314      146,979
  Depreciation and amortization                          186,210      151,341
  General and administative                               94,091      264,843
  Legal settlement                                             0            0
                                                      ----------   ----------

                                                         474,555      893,223
                                                      ----------   ----------

Net income (loss) before loss on disposition
  of note receivable and gain on sale of
  rental properties                                   $  212,987   $ (274,343)

Loss on disposition of note receivable                         0            0
Gain on sale of rental properties                              0            0
                                                      ----------   ----------


Net income (loss)                                     $  212,987   $ (274,343)
                                                      ==========   ==========




Net income (loss) per share of beneficial interest    $     0.05   $   ( 0.07)
                                                      ==========   ==========





See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                          Statements of Income (Loss)
                                  (Unaudited)






                                                         Nine Months Ended
                                                           September 30,
                                                         1995         1994
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,058,526  $ 2,030,831
  Interest                                               109,573      184,527
                                                      ----------   ----------

                                                       2,168,099    2,215,358
                                                      ----------   ----------


Expenses:
  Operating expenses                                     236,703      767,929
  Property taxes                                         163,321      121,340
  Property management fees                                42,000      184,515
  Interest                                               219,735      436,295
  Depreciation and amortization                          515,000      453,544
  General and administrative                             466,515      605,076
  Legal settlement                                       250,000            0
                                                      ----------   ----------

                                                     $ 1,893,274  $ 2,568,699
                                                      ----------   ----------

Net income (loss) before loss on disposition
  of note receivable and gain on sale of
  rental properties                                      274,825     (353,341)

Loss on disposition of note receivable                         0     (250,000)
Gain on sale of rental properties                        411,254            0
                                                      ----------   ----------


Net income (loss)                                    $   686,079  $  (603,341)
                                                      ==========   ==========




Net income (loss) per share of beneficial interest   $      0.19  $     (0.14)
                                                      ==========   ==========





See accompanying notes to financial statements.

                            Statements of Cash Flows
                                    (Unaudited)


                                                    Nine Months Ended
                                                       September 30,
                                                    1995          1994
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                             $   686,079      (603,340)
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 515,000       449,045
      Loss on disposition of note receivable              0       403,387
      Gain on disposition of rental
        properties                                 (411,254)            0
      Changes in other assets and liabilities:
        Decrease (increase) in other assets          110,358      (57,365)
        Increase (decrease) in accounts
          payable and accrued expenses              (39,920)       95,386
        Decrease in lease deposits                   (3,287)       (7,321)
                                                 ----------    ----------
          Total adjustments to income               170,897       883,132
                                                 ----------    ----------
          Net cash provided by
            operating activities                    856,976       279,792


CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to rental properties              (1,032,562)      (85,350)
  Proceeds from the sale of rental properties     3,799,241             0
  Collections on note receivable                    108,996       248,673
                                                 ----------    ----------
          Net cash provided by
            investing activities                  2,875,675       163,323


CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                              (72,760)            0
  Principal payments on long-term notes payable  (1,076,855)      (47,449)
  Distributions paid                               (979,793)     (783,375)
                                                 ----------    ----------
          Net cash used by
            financing activities                 (2,129,408)     (830,824)
                                                 ----------    ----------

          Net increase (decrease) in cash         1,603,243      (387,709)

Cash, beginning of period                           378,411     1,012,594
                                                 ----------    ----------

Cash, end of period                             $ 1,981,654   $   624,885
                                                 ==========    ==========




See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 1995, and the results of its operations for the nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rent revenues increased $70,515 and $27,695 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

        Interest revenues decreased $1,853 and $74,954 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994, primarily due to the collection of the $940,000 note receivable collateralized by 151 and 175 Opportunity Street in December, 1994.

        Operating expenses decreased $150,688 and $501,226 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The decrease is primarily due to the cost to repair uninsured earthquake damage at 19401 Parthenia Street, in Northridge, California, incurred in 1994. Repairs related to the earthquake damage were $83,048 and $373,464 for the three months and nine months ended September 30, 1994, respectively.

        Property management decreased $24,417 and $79,340 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994, because of the termination of the former property management agreement and the hiring of a new property manager who provided similar service at a reduced cost.

        Interest expense decreased $92,665 and $216,560 for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994, due to lower outstanding borrowings and lower interest rates.

        The legal settlement was attributed to the settlement of all litigation with its former advisor. The Trust is not now engaged in litigation in any court with any party.

        The loss on disposition of investments for the nine months ended September 30, 1994 was attributed to the payoff of a note receivable in June, 1994, which had been delinquent since 1991.

        The gain on sale of rental properties for the nine months ended September 30, 1995, was attributed to the sale of 1450 Hatch Road in Ceres, California in May, 1995.



        CAPITAL RESOURCES AND LIQUIDITY

        The Trust anticipates that operating income, proceeds from the sale of rental properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.

                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST




        ITEM 6:  REPORTS ON FORM 8-K

        The Trust filed no reports on Form 8-K during the quarter ended September 30, 1995.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          October 24, 1995                  Gregory E. Crissman
        --------------------    ----------------------------------------
                Date                        Gregory E. Crissman
                                                  Chairman



          October 24, 1995                    Benjamin A. Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin A. Diaz
                                                   Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule