Form 10-K
period 1995-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1996-04-02
CIK 803771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 1995

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
        For the transition period from:


                      Commission file number:  0-16508
                Registrant:  USA Real Estate Investment Trust
            (Exact Name of Registrant as specified in its Charter)

          California                                 68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          One Scripps Drive, Suite 201, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

                                 (916) 564-4532
             (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                       None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Shares of Benefieical Interests
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  / X/    Yes            / /      No


     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at February 29, 1996, was $4,116,892 (based solely on the original offering price as there is no secondary trading market in the shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Common Equity
                          and Related Security Holder Matters ......    7
              ITEM 6.   Selected Financial Data ....................    8
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    10
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    18

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    19
              ITEM 11.  Executive Compensation .....................    20
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    21
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    21

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    22

                                      PART I.

ITEM 1.  BUSINESS


GENERAL

     USA Real Estate Investment Trust (the "Trust") is a California business trust that was formed on October 7, 1986, for the primary purpose of engaging in the business of acquiring, owning and financing real property investments. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest ("shares").

     The purpose of the Trust is to provide investors with an opportunity to own, through transferable shares, an interest in diversified real estate investments. The Trust invests primarily in income producing real properties in accordance with the investment objectives and policies of the Trust. Through such investments, the Trust seeks to provide investors with an opportunity to participate in a portfolio of professionally managed real estate investments in the same way a mutual fund affords investors an opportunity to invest in a professionally managed portfolio of stocks, bonds and other securities. However, a real estate investment trust is not a mutual fund and is not subject to the same regulations as a mutual fund.

     The Trust has operated and intends to continue to operate in a manner intended to qualify as a "real estate investment trust" (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). A qualified REIT is relieved, in part, from federal income taxes on ordinary income and capital gains distributed to its shareholders. State tax benefits also may accrue to a qualified REIT. Pursuant to Code requirements, the Trust distributes to its shareholders at least 95 percent of its taxable income and 100 percent of the net capital gain from the sale of Trust properties.

     The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust. The Trust may also be terminated at any time by the majority vote or written consent of shareholders or by a majority vote of the Trustees.

     The principal offices of the Trust are located at One Scripps Drive, Suite 201, Sacramento, California 95825.


CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 1995 is its first year of operation as a self-administered real estate investment trust.

     In May, 1995 the Trust sold 1450 Hatch Road in Ceres, California.

     Beginning September 15, 1995 and ending February 29, 1996, the Trust made an offer to repurchase all of their shares from shareholders who owned 50 or fewer shares for the cash price of $3.50 per share. Pursuant to said offer, the Trust repurchased 36,577 shares from 1,791 shareholders at a cost of $137,060.

INVESTMENT OBJECTIVES

     The Trust has acquired a diversified portfolio of income producing real property investments. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.


INVESTMENT GUIDELINES

     Acquisition Policies. The Trustees have adopted investment guidelines for the purpose of selecting the Trust's future investments. Pursuant to the guidelines, the allocation of Trust assets among income producing real property investments depends principally upon the following factors:

     1. The number of properties available for acquisition which show current income and potential for appreciation in value due to increases in rental income;

     2.  The availability of funds for investment;

     3. The laws and regulations governing investment in and the subsequent sale of real estate investments by a REIT; and

     4. The applicable federal and state income tax, securities, and real estate laws and regulations.

     The guidelines may vary from time to time, at the sole discretion of the Trustees, in order to adapt to changes in real estate markets, federal income tax laws and regulations and general economic conditions. The Trustees also have discretion to acquire an investment not meeting these guidelines if the Trustees determine that other circumstances justify the acquisition in a particular case.

     Portfolio Turnover. The Trustees have set general guidelines for the disposition of properties in its portfolio which take into consideration certain regulatory restrictions and federal income tax laws regarding REIT portfolio turnover. Income tax regulations preclude the Trust from holding any property (other than foreclosure property) primarily for sale to customers in the ordinary course of the Trust's trade or business, but provide a "safe harbor" for property held for at least four years from the date of acquisition. Portfolio turnover policy also depends on whether a favorable sales price can be realized by the Trust, primarily a function of the capitalization rate applied to similar types of property in similar markets. The Trust may elect to hold property as long as is reasonably necessary to provide an attractive sales price.


OTHER INFORMATION

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof as a self-administered real estate investment trust.

     The Trust is involved in only one industry segment: acquiring, operating and holding for investment income-producing real properties. Revenues, net income and assets from this industry segment are included in the Trust's financial statements which appear at Item 8 of Part II.

     The Trust's results of operations will depend on the availability of suitable opportunities for investment and the comparative yields available from time to time on real estate and other investments, as well as market conditions affecting leasing and sale of real estate in the areas in which the Trust's investments are located. These factors, in turn, are influenced to a large extent by the type of investment involved, financing available for real estate investment, the nature and geographic location of the property, competition and other factors, none of which can be predicted with certainty. The real estate investment market is highly competitive. The Trust competes for acceptable investments with other financial institutions, including banks, insurance companies, savings and loan associations, pension funds and other real estate investment programs. The Trust also competes with other lessors and sellers of real property. Many of these competitors have greater resources than the Trust. The number of such competitors and funds available for investment in properties of the type suitable for investment by the Trust may increase, resulting in increased competition for such investments and possibly increased costs and thus reduced income for the Trust.

     The rules and regulations adopted by various agencies of federal, state or local governments relating to environmental controls and the development and operation of real property may operate to reduce the number of investment opportunities available to the Trust or may adversely affect the properties currently owned by it. While the Trust does not believe environmental controls have had a material impact on its activities, there can be no assurance that the trust will not be adversely affected thereby in the future.


TAX LEGISLATION

     The Trust has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended "the "Code"). The Trust expects to operate and to invest in a manner that will maintain its qualification for real estate investment trust taxation. The Code requirements for such qualificaton are complex. While no assurance can be given that the Trust qualified for taxation as a real estate investment trust for past taxable years, the Trust nevertheless believes that it has so qualified and will endeavor to continue to qualify for its current year and future years.

     The business of the Trust is uniquely sensitive to tax legislation. Changes in tax laws are made frequently. There is no way for the Trust to anticipate when or what changes in the tax laws may be made in the future, or how such changes might affect the Trust.

     The Internal Revenue Service ("IRS") has not yet issued regulations to carry out numerous provisions enacted as part of the tax legislation passed since 1986. Nor has the IRS addressed the issues relating to the application of some of the new tax rules to entities such as real estate investment trusts. Until such regulations are issued by the IRS, it is difficult to gauge what impact, if any, such new legislaton may have on entities such a real estate investment trusts.

GENERAL








ITEM 2.  PROPERTIES


     The Trust owns nine properties all of which are located in California except one which is located in Reno, Nevada. The Trustees believe that most of the properties are quality income producing properties that are well suited for their current uses. Most of the properties are leased under long term leases at competitive rates for the area in which they are located. The lease terms provide for rental adjustments on a periodic basis.

     Title insurance and liability and property damage insurance in amounts deemed appropriate by the Trust have been obtained for the properties referred to above. The Trust does not carry flood insurance on said properties. Because of the high cost of premiums, excessive deductibles, and limited coverage, the Trust does not carry earthquake insurance on said properties.

     For additional information concerning the aforesaid properties, see Notes 1 and 3 of the Notes to Financial Statements and Schedule III.




ITEM 3.  LEGAL PROCEEDINGS


     None.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Trust's security holders during the last quarter of 1995.

                                      PART II




ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of common shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. As of December 31, 1995, the Trust had 4,120,430 shares outstanding to about 12,000 shareholders of record. There is no trading market for the shares of the Trust. Beginning September 15, 1995 and ending February 29, 1996 the Trust made an offer to repurchase all of their shares from shareholders who owned 50 or fewer shares for the cash price of $3.50 per share. Pursuant to said offer the Trust repurchased 36,577 shares from 1,791 shareholders at a cost of $137,060.

     The Trust pays quarterly cash dividends to shareholders aggregating at least 95 percent of the Trust's taxable income. However, as a matter of policy, the amount of the dividends depends upon the Trustees' evaluation of the general financial condition of the Trust, cash flow, and other factors. The Trustees expect the Trust to continue making future dividends in accordance with the policy stated above.

     In 1995 the Trust paid dividends of 32 cents per share as compared to 26 cents per share in 1994.






























<PAGE >  8
ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 1995. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.



                              Years Ended December 31
                  (Amounts in thousands, except for per share data)



                            1995       1994       1993       1992       1991
                          --------   --------   --------   --------   --------

Operating Results:

    Revenues               $ 2,858    $ 2,978    $ 2,896    $ 2,839    $ 2,980

    Net income (loss) (1)      753     (1,443)    (2,507)    (2,567)       423

Total Assets                23,802     25,924     29,333     34,207     32,775

Long-term obligations        2,099      3,345      3,268      4,969       none

Net income (loss)
  per share                $  0.18    $ (0.35)   $ (0.60)   $ (0.61)   $  0.10

Cash distributions
  per share                $  0.32    $  0.26    $  0.12    $  0.39    $  0.58




(1)     Includes valuation losses of $124,000; $839,000; $2,060,000;
        $3,162,030 and $1,240,000 for 1995, 1994, 1993, 1992 and 1991,
        respectively.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Trust anticipates that operating income, proceeds from the sale of rental properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.

RESULTS OF OPERATIONS

Comparison of 1995 to 1994

     Effective August 31, 1994, the Trust terminated its agreements with its former advisor and property manager and became self-administered. 1995 was the first full year the Trust was self-administered.

     Interest revenues decreased $91,099 in 1995 compared to 1994, primarily due to the collection of the $940,000 note receivable collateralized by 151 and 175 Opportunity Street in December, 1994.

     Operating expenses decreased $498,116 in 1995 compared to 1994. $373,464 of this decrease is due to the cost to repair uninsured earthquake damage at 19401 Parthenia in Northridge, California incurred in 1994 and $124,652 is due to our focus on cutting expenses.

     Property management fees decreased $68,385 in 1995 compared to 1994 because of the termination of the former property management agreement and the hiring of new property managers who provided better service for less money.

     Interest expense decreased $331,570 in 1995 compared to 1994 due to significantly lower outstanding indebtedness at significantly lower interest rates.

     General and administrative expense decreased $265,248 in 1995 compared to 1994 primarily as a result of fewer legal fees in 1995. General and administrative expense is expected to be less than $400,000 in 1996.

     The legal settlement referred to on the statement of income (operations) was for the settlement of all litigation with the former advisor of the Trust. The Trust is not currently engaged in litigation in any court with any party.

     The gain on sale of properties was attributed to the sale of 1450 Hatch Road in Ceres, California in May, 1995.

     Net income was $752,898 or 18 cents per share in 1995 compared to a net loss of $(1,442,875) or 35 cents per share in 1994.

     Funds from operations were $1,372,241 or 33 cents per share in 1995 compared to $333,603 or 8 cents per share in 1994.

     The Trust paid distributions per share of 32 cents and 26 cents in 1995 and 1994, respectively.

Comparison of 1994 to 1993

     Rent decreased $11,841 in 1994 compared to 1993. Rent in 1994 includes an insurance recovery of $67,668 for the loss of rent due to the January, 1994, Northridge, California, earthquake. The rent for 1994 would have been $186,701 greater than 1993 had it not been for the earthquake.

     Operating expenses increased $311,685 in 1994 compared to 1993 primarily due to $373,464 in the cost to repair uninsured earthquake damage to property owned by the Trust located at 19401 Parthenia Street in Northridge, California.

     Depreciation and amortization increased $71,142 in 1994 compared to 1993 primarily due to the amortization of leasing commissions.

     General and administrative expenses increased $147,950 in 1994 compared to 1993 due primarily to legal fees incurred with respect to nonrecurring matters.

     In 1994, funds from operations were $333,603. Absent the earthquake, funds from operations would have been $893,768.


IMPACT OF INFLATION


     The Trust's operations have not been materially affected by inflation. While the rate of inflation has been relatively low since the Trust commenced operations in October, 1987, even if the rate of inflation were to rise, the Trust anticipates that it would be able to offset most of the impact of higher operating expenses through rent escalation clauses and lease clauses that pass on most of the operating expenses to tenants.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       11

         Balance Sheets
           As of December 31, 1995 and 1994 ........................       12

         Statements of Income (Operations)
           Years Ended December 31, 1995, 1994 and 1993 ............       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 1995, 1994 and 1993 ............       14

         Statements of Cash Flows
           Years Ended December 31, 1995, 1994 and 1993 ............       15

         Notes to Financial Statements .............................       16

         Schedule III
           Real Estate and Accumulated Depreciation ................    23-26

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees and Shareholders of USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 1995 and 1994 and the related statements of income (operations), changes in shareholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and this financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Burnett, Umphress & Kilgour





Rancho Cordova, California
January 25, 1996

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       1995           1994
                                                    -----------   -----------
                                        ASSETS

  Rental properties, less accumulated
    depreciation of $2,218,805 and
    $1,903,027 in 1995 and 1994,
    respectively and valuation allowances
    of $5,837,000 and $6,051,000 in 1995
    and 1994, respectively                         $ 21,153,860  $ 23,983,095
  Notes receivable                                      818,869       966,047
                                                     ----------   -----------
                                                     21,972,729    24,949,142


Cash and cash equivalents                             1,487,661       378,411
Other assets                                            341,333       596,319
                                                    -----------   -----------
    Total assets                                   $ 23,801,723  $ 25,923,872
                                                    ===========   ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  2,098,919  $  3,344,907
  Accounts payable                                       35,320       133,003
  Lease deposits                                         70,371        73,658
                                                    -----------   -----------
    Total liabilities                                 2,204,610     3,551,568
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,120,430 and 4,177,723 shares outstanding
    in 1995 and 1994, respectively                 $  4,120,430  $  4,177,723
  Additional paid-in capital                         30,395,534    30,535,678
  Distributions in excess of net income             (12,918,851)  (12,341,097)
                                                    -----------   -----------
    Total shareholders' equity                       21,597,113    22,372,304
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 23,801,723  $ 25,923,872
                                                    ===========   ===========



See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                           Statements of Income (Operations)
                    Years Ended December 31, 1995, 1994 and 1993





                                            1995         1994         1993
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 2,706,483  $ 2,734,558  $ 2,746,399
  Interest                                  151,851      242,950      149,272
                                        -----------  -----------  -----------

                                          2,858,334    2,977,508    2,895,671
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        307,968      806,084      494,399
  Property taxes                            225,342      218,835      275,614
  Property management fees                   54,000      122,385      144,104
  Interest                                  270,069      601,639      642,745
  Depreciation and amortization             655,597      687,478      616,336
  General and administative                 629,714      894,962      747,012
  Legal settlement                          250,000            0            0
  Valuation loss                            124,000      839,000    2,060,000
                                        -----------  -----------  -----------

                                          2,516,690    4,170,383    4,980,210
                                        -----------  -----------  -----------

Net income (loss) before gain (loss)
  on sale of rental properties and
  disposition of promissory note            341,644   (1,192,875)  (2,084,539)

Gain (loss) on sale of rental properties
  and disposition of promissory note        411,254     (250,000)    (422,096)
                                        -----------  -----------  -----------


Net income (loss)                       $   752,898  $(1,442,875) $(2,506,635)
                                        ===========  ===========  ===========



Net income (loss) per share of
  beneficial interest                   $      0.18  $     (0.35) $    ( 0.60)
                                        ===========  ===========  ===========

Weighted average number of shares       $ 4,153,717  $ 4,177,723  $ 4,177,723
                                        ===========  ===========  ===========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 1995, 1994 and 1993






                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------
Balance at
 December 31,
 1992          4,177,723  $4,177,723  $30,535,678  $ (6,792,748)  $27,920,653

Net loss           -           -            -        (2,506,635)   (2,506,635)
Distributions      -           -            -          (502,114)     (502,114)
               ---------   ---------   ----------   -----------    ----------
Balance at
 December 31,
 1993          4,177,723   4,177,723   30,535,678    (9,801,497)   24,911,904
               ---------   ---------   ----------   -----------    ----------

Net loss           -           -           -         (1,442,875)  (1,442,875)
Distributions      -           -           -         (1,096,725)  (1,096,725)
               ---------   ---------   ----------   -----------   ----------
Balance at
 December 31,
 1994          4,177,723   4,177,723   30,535,678   (12,341,097)  22,372,304
               ---------   ---------   ----------   -----------   ----------

Redemption of
 shares          (57,293)    (57,293)    (140,144)        -         (197,437)
Net income         -           -            -           752,898      752,898
Distributions      -           -            -        (1,330,652)  (1,330,652)
               ---------   ---------   ----------   -----------   ----------
Balance at
 December 31,
 1995          4,120,430  $4,120,430  $30,395,534  $(12,918,851) $21,597,113
               =========   =========   ==========   ===========   ==========














See accompanying notes to financial statements.

        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993



                                           1995          1994        1993
                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $    752,898  $(1,442,875) $(2,506,635)
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income(loss)to net cash provided
  by operating activities:
    Depreciation & amortization            655,597      687,478      616,336
    Amortization of loan fees                4,290       21,500        6,750
    Valuation loss                         124,000      839,000    2,060,000
    (Gain)loss on sale of properties
      & disposition of promissory note    (411,254)     250,000      422,096
    Bad debt expense                             0       75,519            0
  Changes in other assets &
    liabilities:
     Decrease(increase)in other assets     180,222     (276,484)     473,051
     Decrease in accounts payable          (97,683)     (35,988)    (212,807)
     Decrease(increase)in lease
       deposits                             (3,287)     (10,658)      49,013
     Total adjustments to net           ----------   ----------   ----------
       income(loss)                        451,885    1,550,367    3,414,439
                                        ----------   ----------   ----------
         Net cash provided by
         operating activities            1,204,783      107,492      907,804
                                        ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases & improvement of properties (1,269,097)    (198,338)    (347,579)
  Proceeds from the sale of properties   3,800,463            0    1,172,021
  Collections on notes receivable          147,178    1,376,624    1,408,873
                                        ----------   ----------   ----------
        Net cash provided by
        investing activities             2,678,544    1,178,286    2,233,315
                                        ----------   ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                    (197,437)           0            0
  Proceeds from long-term notes payable          0    2,145,000            0
  Payments on long-term notes payable   (1,245,988)  (2,068,236)  (1,700,491)
  Payments on line of credit                     0     (900,000)           0
  Distributions paid                    (1,330,652)  (1,096,725)    (502,114)
                                        ----------   ----------   ----------
        Net cash used in
        financing activities            (2,774,077)  (1,919,961)  (2,202,605)
                                        ----------   ----------   ----------
        Net increase (decrease) in cash  1,109,250     (634,183)     938,514

Cash and cash equivalents at
 beginning of year                         378,411    1,012,594       74,080
                                        ----------   ----------   ----------
Cash and cash equivalents at
 end of year                           $ 1,487,661  $   378,411  $ 1,012,594
                                        ==========   ==========   ==========

See accompanying notes to financial statements.
        16               USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest. Effective August 31, 1994, the Trust terminated its agreements with its former advisor and its former property manager and became a self-administered real estate investment trust. At the Trust's 1994 Annual Meeting of Shareholders held on December 29, 1994, the Trust's shareholders approved an amendment to the Trust's Declaration of Trust which changed the name of the Trust from Commonwealth Equity Trust USA to its current name.

Cash equivalents: For purposes of the statement of cash flows, all certificates of deposit with original maturities of ninety days or less are considered cash equivalents.

Rental properties: Rental properties are carried at cost, net of accumulated depreciation and less an allowance for possible valuation loss. An allowance for possible investment losses is recognized when the carrying value of individual properties exceeds their appraised value or estimated net realizable value. A gain or loss will be recorded to the extent that the amounts ultimately realized from property sales differ from those currently estimated.

The cost of buildings and improvements is depreciated on a straight-line basis over estimated useful lives of 40 years. The cost of tenant improvements are amortized on a straight-line basis over the life of the lease.

Distributions in excess of net income: The Trust has a general policy of distributing cash to its shareholders in an amount that approximates taxable income plus noncash charges such as depreciation and amortization. As a result, distributions to shareholders exceed cumulative net income.

Income taxes: The Trust has elected to be taxed as a real estate investment trust. Accordingly, the Trust does not pay income tax on income as long as income distributed to shareholders is at least equal to ninety five percent of its real estate investment trust taxable income.

Net income (loss) per share: The net income (loss) per share is computed based on the weighted-average number of shares outstanding during each year.

Reclassifications: Certain items in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

Concentration of credit risk: The Trust operates in one industry segment. The Trust's rental properties and the collateral for its notes receivable are located in California except for one property which is located in Reno, Nevada.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)     RELATED PARTY TRANSACTIONS

B&B Property Investment, Development and Management Company, Inc. ("B&B") served as advisor to the Trust, and B&B Property Investments, Inc., a wholly owned subsidiary of B&B, served as property manager for the Trust from inception through August 30, 1994. Effective August 30, 1994, the Trust terminated its agreements with B&B and B&B Property Investments, Inc. In November, 1994 B&B and related parties filed legal actions against the Trust and related parties. In June, 1995 the Trust settled all claims and cross claims between the Trust and B&B and its related parties by the payment to the principal of B&B, Jeffrey Berger, of $250,000.

Compensation and reimbursement to B&B and B&B Property Investments, Inc. was $153,042 and $560,137 in 1994 and 1993, respectively.


(3)     ALLOWANCE FOR VALUATION LOSSES

The Trust recorded allowances for valuation losses on rental properties of $124,000, $839,000 and $1,460,000 in 1995, 1994 and 1993, respectively. In
1995 the Trust charged $338,000 against the valuation allowance in connection with the sale of a property in 1995 and $600,000 in connection with the disposition of a note receivable in 1994.


(4)     NOTES RECEIVABLE

As of December 31, 1995 and 1994, the Trust had two notes receivable collateralized by deeds of trust on properties in California. The aggregate amount of both notes was $818,869 at December 31, 1995 and $996,047 at December 31, 1994. As of December 31, 1995, one note bears interest at 8 percent per annum and the other note bears interest at 10 percent per annum. Scheduled aggregate principal collections over the next five years are as follows: $92,869 in 1996, zero in 1997, 1998 and 1999, and $726,000 in 2000.
The aggregate fair value of the notes receivable approximates the carrying value as of December 31, 1995 and 1994.


(5)     LONG-TERM NOTES PAYABLE

As of December 31, 1995 and 1994, the Trust had long-term notes payable collateralized by deeds of trust on properties in California. The aggregate amount of the notes was $2,098,919 at December 31, 1995 and $3,344,907 at December 31, 1994. As of December 31, 1995, the long-term note payable bears interest at 7 5/8 percent. As of December 31, 1994, long term notes payable bear interest rates of between 16 and 8 3/4 percent, having a weighted average interest rate of 11 1/4 percent. Scheduled principal payments over the next four years are as follows: $51,612, $55,688, $60,086 and $1,931,533, respectively. The fair value of notes payable approximates the carrying value as of December 31, 1995 and 1994. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the existing debt.

(6)     DISTRIBUTIONS

Cash distributions per share of beneficial interest for Federal income tax purposes for the past three years were: 6 percent of the distributions paid in 1995 were capital gains, 37 percent were ordinary income and 57 percent were return of capital; 100 percent of the distributions paid in 1994 and 1993 were a return of capital.


(7)     RENT UNDER OPERATING LEASES

Noncancelable operating leases provide for minimum rent during each of the next five years of $2,208,915; $2,027,745; $1,472,443; $1,190,845; and
$890,905, respectively, and in aggregate $2,314,726 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.



(8)     STATEMENTS OF CASH FLOWS SUPPLEMENTAL INFORMATION

In 1995, the Trust sold one property for $4,050,000. The Trust received $3,800,463 in cash.

In 1993, the Trust sold two properties for $2,523,021. The Trust received $1,172,021 in cash and took back $1,151,000 in notes receivable. The combined cost of the properties sold was $2,784,405.

Interest paid on the Trust's outstanding debt for 1995, 1994 and 1993 was $270,069, $618,666 and $592,005, respectively.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                              PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.


THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       44       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          62       1988        Trustee and Secretary
        William M. Gallagher      76       1992                Trustee
        Joyce A. Marks            61       1986                Trustee


     The following is a brief description of the background and business experience of each Trustee.

     GREGORY E. CRISSMAN. Mr. Crissman is the Chairman and Chief Financial Officer of the Trust. He has over 20 years of experience in real estate, accounting, auditing, and taxation. He also served as Chairman of the Board of California Real Estate Investment Trust, a New York Stock Exchange listed real estate investment trust, and was its Chief Financial Officer from 1989 until 1993. Mr. Crissman was an Executive Vice President of B&B Property Investment, Development and Management Company, Inc., ("B&B") from 1983 until 1990 and from 1992 until 1993. In addition, Mr. Crissman was a director of B&B and was President of B&B from 1990 until 1992. From 1976 to 1979 Mr. Crissman worked at Bowman & Company, an accounting firm in Stockton, California. In 1976 Mr. Crissman received his BS degree with honors from the California State University at Sacramento and is a Certified Public Accountant. Mr. Crissman is also a member of the American Institute of Certified Public Accountants.

     BENJAMIN A. DIAZ. The Honorable Benjamin A. Diaz is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from April, 1976, to May, 1986. He has been engaged in private practice in Sacramento, California, as a partner in the law firm of Grossfield and Diaz from June, 1986, to September, 1987, and in the law firm of Diaz & Gebers, specializing in real estate transactions, general practice, litigation, business law, and personal injury matters from October, 1987 to December, 1991. From January, 1992, to the present, Judge Diaz has been engaged in pro tem judging, arbitration, mediation and consulting services. Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law, Sacramento, California, in 1966. Prior to serving on the bench, Mr. Diaz had extensive tax and auditing experience with the State of California Franchise Tax Board, dealing with large corporate unitary tax audits, and with the California State Board of Equalization.

     WILLIAM M. GALLAGHER. The Honorable William M. Gallagher is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from 1964 until 1980, and of the Sacramento Municipal Court from 1961 to 1964. Mr. Gallagher received his Juris Doctor degree from Hastings College of the Law in San Francisco. After 1980, Mr. Gallagher was engaged in private practice as a partner in the law firm of Hefner, Stark & Marois in Sacramento, California, specializing in Chapter 11 bankruptcy, lender liability litigation and real estate related transactions.

     JOYCE A. MARKS. Ms. Marks has been employed by the Bank of America for more than forty years. During her career with Bank of America, Ms. Marks had extensive experience with land development and subdivision financing, including construction and take-out financing for commercial properties. Ms. Marks was for many years active in the Building Industry Association of Sacramento and from 1976 to 1983 served as a board member of, and in 1983 as President of, its Associate Counsel. Ms. Marks received Bank of America's Award for Excellence in 1985. Her most recent positions include Senior Sales Training Specialist, Marketing Officer, Branch Manager and Credit Administrator at one of Bank of America's Regional Headquarters.

     Trustees of the Trust are elected annually by the Trust's shareholders and hold office until their successors are duly elected and qualified. No family relationship exists between any Trustee and any other Trustee. No arrangement exists or existed between any Trustee and any other person or entity pursuant to which the Trustee was selected as a Trustee or nominee.




ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 1995, the Trust was managed by its Trustees as a self-administered real estate investment trust. The Trust has the following officers:
Chairman, Chief Financial Officer, and Secretary.  No officer except Gregory
E. Crissman is compensated by the Trust in his capacity as a officer. During 1995, none of the Trust's officers received compensation in excess of $24,000.



                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
- -----------------------------   ----  ------------  ------------  ------------

Gregory E. Crissman, Chairman   1995    $24,000      $44,939 (1)     None



(1) Includes fees of $1,250 or $313 for each meeting of the Trustees attended.

COMPENSATON OF TRUSTEES

     During 1995 and currently, the Trustees receive $1,250 or $313 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 1995. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 1995, the Trust had twelve regular and six special meetings of its Trustees. No Trustee attended less than 75 percent of the meetings held by the Trustees.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 29, 1996, the number of Shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding Shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such Shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee             1,400           .00034
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                  1,400           .00034




     During 1995, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.

     No person is known to the Trust to hold 10 percent or more of the Trust's outstanding Shares.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                  PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----

          Independent Auditors' Report ......................      11

          Balance Sheets:  December 31, 1995 and 1994 .......      12

          Statements of Income (Operations):  Years Ended
            December 31, 1995, 1994 and 1993 ................      13

          Statements of Shareholders' Equity:  Years
            Ended December 31, 1995, 1994 and 1993 ..........      14

          Statements of Cash Flows:  Years Ended
            December 31, 1995, 1994 and 1993 ................      15

          Notes to Financial Statements .....................   16-18


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   23-26


          The statements and schedules referred to above should be read in conjunction with the financial statements and notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.


(a)(3)    LIST OF EXHIBITS

          3.1(1) Form of Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA

          3.2(1)     Form of Bylaws of the Board of Trustees

          3.4(2)     Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and
                     2.4.3 of the Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA (adopted on August 29, 1988 at the 1988 Annual Meeting)

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b)       REPORTS ON FORM 8-K

          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995


Page 1, Part A
 __________________    ____________   ___________________________
     Column A            Column B                Column C
 __________________    ____________   ___________________________

                                      ---Initital Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Decription        Encumbrances       Land         Property
 __________________    ____________   ____________   ____________
RETAIL:
Keystone Square,
 Reno, Nevada          $      -      $    708,774   $  2,208,000
170-174 West Shaw
 Avenue, Clovis,
 California              2,098,919      1,690,000      2,542,532
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                   -           450,000           -
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1630 Industrial Park
 Street, Redlands,
 California                   -           441,873        679,818
1056 Harbor Blvd.,
 West Sacramento,
 California                   -           716,500           -
                      ____________   ____________   ____________
Total Retail             2,098,919     10,310,147      8,709,683
                      ____________   ____________   ____________
INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325
                      ____________   ____________   ____________
Total Industrial              -         1,500,000      2,213,325
                      ____________   ____________   ____________
OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888
                      ____________   ____________   ____________
Total Office                  -           650,000      2,274,888
                      ____________   ____________   ____________
                      $  2,098,919   $ 12,460,147   $ 13,197,896
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995


Page 1, Part B
__________________    _____________________________
     Column A                   Column D
__________________    _____________________________
                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
__________________    _____________   _____________
RETAIL:
Keystone Square,
 Reno, Nevada         $     365,281   $        -
170-174 West Shaw
 Avenue, Clovis,
 California                   6,000            -
7390 Greenback Lane,
 Citrus Heights,
 California                   3,457            -
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                    -               -
19401 Parthenia
 Street, Northridge,
 California               2,292,494            -
1630 Industrial Park
 Street, Redlands,
 California                   8,352            -
1056 Harbor Blvd.,
 West Sacramento,
 California                    -               -
                      _____________   _____________
Total Retail              2,675,584            -
                      _____________   _____________
INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                  38,606            -
                      _____________   _____________
Total Industrial             38,606            -
                      _____________   _____________
OFFICE:
One Scripps Drive,
 Sacramento,
 California                 837,432            -
                      _____________   _____________
Total Office                837,432            -
                      _____________   _____________
                      $   3,551,622   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995


Page 1, Part C
__________________   _________________________________________________________
     Column A                                 Column E
__________________   _________________________________________________________

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
__________________   ____________   ____________   ____________   ____________
RETAIL:
Keystone Square,
 Reno, Nevada        $    708,774   $  2,573,281   $       -      $  3,282,055
170-174 West Shaw
 Avenue, Clovis,
 California             1,690,000      2,548,532        590,000      3,648,532
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        182,790        102,000        613,790
3090 Sunrise Blvd.,
 Rancho Cordova,
 California               450,000           -              -           450,000
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,392,494      3,483,000      7,679,494
1630 Industrial Park
 Street, Redlands,
 California               441,873        688,170        777,000        353,043
1056 Harbor Blvd.,
 West Sacramento,
 California               716,500           -           115,000        601,500
                     ____________   ____________   ____________   ____________
Total Retail           10,310,147     11,385,267      5,067,000     16,628,414
                     ____________   ____________   ____________   ____________
INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      2,251,931           -         3,751,931
                     ____________   ____________   ____________   ____________
Total Industrial        1,500,000      2,251,931           -         3,751,931
                     ____________   ____________   ____________   ____________
OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,112,320        770,000      2,992,320
                     ____________   ____________   ____________   ____________
Total Office              650,000      3,112,320        770,000      2,992,320
                     ____________   ____________   ____________   ____________
                     $ 12,460,147   $ 16,749,518   $  5,837,000   $ 23,372,665
                     ============   ============   ============   ============

        26              USA REAL ESTTE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

Page 1, Part D
__________________   ____________   ____________   ____________   ____________
     Column A          Column F       Column G       Column H       Column I
__________________   ____________   ____________   ____________   ____________
                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
__________________   ____________   ____________   ____________   ____________
RETAIL:
Keystone Square,
 Reno, Nevada        $    369,406       1962          06/89        40 years
170-174 West Shaw
 Avenue, Clovis,
 California               354,302       1985          05/90        40 years
7390 Greenback Lane,
 Citrus Heights,
 California                23,993       1980          08/90        40 years
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                  -           N/A          10/90            N/A
19401 Parthenia
 Street, Northridge,
 California               982,048       1973          11/90        40 years
1630 Industrial Park
 Street, Redlands,
 California                84,986    1965/1977        01/91        40 years
1056 Harbor Blvd.,
 West Sacramento,
 California                  -           N/A          12/92            N/A
                     ____________
Total Retail            1,814,735
                     ____________
INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               199,648       1975          09/92        40 years
                     ____________
Total Industrial          199,648
                     ____________
OFFICE:
One Scripps Drive,
 Sacramento,
 California               204,422                                  40 years
                     ____________
Total Office              204,422
                     ____________
                     $  2,218,805
                     ============

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 25, 1996           USA Real Estate Investment Trust
           --------------------




                                               Gregory E. Crissman
                                    By:  -------------------------------
                                              Gregory E. Crissman as
                                             Chief Financial Offficer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 25, 1996                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 25, 1996                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 25, 1996                  William M. Gallagher
           -------------------      By:  -------------------------------
                                               William M. Gallagher
                                                      Trustee




     Dated:    March 25, 1996                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
- -----------                    -----------

    27                   Financial Data Schedule