Form 10-Q
period 1996-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1996-05-10
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 1996
 par value one dollar per share                            4,116,829

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 1996 and
                December 31, 1995 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 1996 and 1995 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 1996 and 1995 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        1996          1995
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,374,805 at March 31,
    1996 and $2,218,805 at December 31, 1995
    and valuation allowances of $5,837,000
    at March 31, 1996 and $5,837,000 at
    December 31, 1995                              $ 21,108,121  $ 21,153,860
  Notes receivable                                      779,726       818,869
                                                     ----------   -----------
                                                     21,887,847    21,972,729


Cash and cash equivalents                             1,256,019     1,487,661
Other assets                                            464,261       341,333
                                                    -----------   -----------
    Total assets                                   $ 23,608,127  $ 23,801,723
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  2,086,381  $  2,098,919
  Accounts payable                                       35,595        35,320
  Lease deposits                                         70,371        70,371
                                                    -----------   -----------
    Total liabilities                                 2,192,347     2,204,610
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,116,829 shares outstanding at March 31,
    1996 and 4,120,430 shares outstanding at
    December 31, 1995                              $  4,116,829  $  4,120,430
  Additional paid-in capital                         30,384,143    30,395,534
  Distributions in excess of cumulative
    net income                                      (13,085,192)  (12,918,851)
                                                    -----------   -----------
    Total shareholders' equity                       21,415,780    21,597,113
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 23,608,127  $ 23,801,723
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         1996         1995
                                                      ----------   ----------

Revenues:
  Rent                                                $  646,859   $  727,358
  Interest                                                34,444       22,679
                                                      ----------   ----------

                                                         681,303      750,037
                                                      ----------   ----------


Expenses:
  Operating expenses                                      71,178       87,493
  Property taxes                                          65,712       54,465
  Property management fees                                12,000       15,000
  Interest                                                41,003       93,887
  Depreciation and amortization                          156,000      166,720
  General and administative                              130,973      193,967
                                                      ----------   ----------

                                                         476,866      611,532
                                                      ----------   ----------

Net income                                            $  204,437   $  138,505
                                                      ==========   ==========



Net income per share of beneficial interest           $     0.05   $     0.03
                                                      ==========   ==========












See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    1996          1995
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   204,437       138,505
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 156,000       166,720
      Changes in other assets and liabilities:
        Increase in other assets                   (122,928)     (138,327)
        Increase in accounts payable                    275        33,080
        Decrease in lease deposits                        0        (4,460)
                                                 ----------    ----------
          Total adjustments to income                33,347        57,013
                                                 ----------    ----------

          Net cash provided by
            operating activities                    237,784       195,518


INVESTING ACTIVITIES:
  Improvements to properties                       (110,261)      (79,118)
  Collections on notes receivable                    39,143             0
                                                 ----------    ----------
          Net cash used by investing activities     (71,118)      (79,118)


FINANCING ACTIVITIES:
  Redemption of shares                              (14,992)            0
  Payments on long-term notes payable               (12,538)      (25,356)
  Distributions paid                               (370,778)     (313,375)
                                                 ----------    ----------
          Net cash used by financing activities    (398,308)     (338,731)
                                                 ----------    ----------
          Net decrease in cash                     (231,642)     (222,331)

Cash and cash equivalents at beginning
  of period                                       1,487,661       378,411
                                                 ----------    ----------
Cash and cash equivalents at end of period      $ 1,256,019   $   156,080
                                                 ==========    ==========





See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1995 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rent decreased $80,499 for the three months ended March 31, 1996 compared to the same period in 1995 due to the sale of 1450 Hatch Road in Ceres, California in May, 1995.

        Interest expense decreased $52,884 for the three months ended March 31, 1996, compared to the same period in 1995, due to the significantly lower outstanding indebtedness and significantly lower interest rates.

        General and administrative expense decreased $62,994 for the three months ended March 31, 1996, compared to the same period in 1995, primarily as a result of fewer legal fees in 1996.


        LIQUIDITY AND CAPITAL RESOURCES

        The Trust expects that operating income, cash in the bank, collections on notes receivable, proceeds from the sale of properties, and borrowings collateralized by properties will adequately meet its liquidity and capital resource requirements in the future.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 6, 1996                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 6, 1996                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
- -----------                    -----------

    27                   Financial Data Schedule