Form 10-Q
period 1996-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1996-08-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 1996
 par value one dollar per share                            4,060,908

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 1996 and
                December 31, 1995 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 1996 and 1995 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 1996 and 1995 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 1996 and 1995 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        1996          1995
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,433,193 at June 30,
    1996 and $2,218,805 at December 31, 1995
    and valuation allowances of $5,060,000
    at June 30, 1996 and $5,837,000 at
    December 31, 1995                              $ 20,739,206  $ 21,153,860
  Notes receivable                                      739,595       818,869
                                                     ----------   -----------
                                                     21,478,801    21,972,729


Cash                                                  1,437,768     1,487,661
Other assets                                            365,813       341,333
                                                    -----------   -----------
    Total assets                                   $ 23,282,382  $ 23,801,723
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  2,073,603  $  2,098,919
  Accounts payable and accrued expenses                  52,361        35,320
  Lease deposits                                         70,371        70,371
                                                    -----------   -----------
    Total liabilities                                 2,196,335     2,204,610
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,060,908 shares outstanding at June 30,
    1996 and 4,120,430 at December 31, 1995        $  4,060,908  $  4,120,430
  Additional paid-in capital                         30,244,342    30,395,534
  Distributions in excess of cumulative
    net income                                      (13,219,203)  (12,918,851)
                                                    -----------   -----------
    Total shareholders' equity                       21,086,047    21,597,113
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 23,282,382  $ 23,801,723
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                         Three Months Ended
                                                              June 30,
                                                         1996         1995
                                                      ----------   ----------

Revenues:
  Rent                                                $  646,229   $  690,862
  Interest                                                31,312       39,658
                                                      ----------   ----------

                                                         677,541      730,520
                                                      ----------   ----------


Expenses:
  Operating expenses                                      76,712       83,565
  Property taxes                                          63,501       53,886
  Property management fees                                12,000       15,000
  Interest                                                40,764       71,534
  Depreciation and amortization                          152,000      162,070
  General and administative                               99,997      178,457
  Legal settlement                                             0      250,000
                                                      ----------   ----------

                                                         444,974      814,512
                                                      ----------   ----------

Net income (loss) before gain
  on disposition of investments                       $  232,567   $  (83,992)
                                                      ----------   ----------

Gain on disposition of investments                             0      411,254
                                                      ----------   ----------


Net income                                            $  232,567   $  327,262
                                                      ==========   ==========




Net income per share of beneficial interest           $     0.06   $     0.08
                                                      ==========   ==========






See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)






                                                          Six Months Ended
                                                              June 30,
                                                         1996         1995
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,293,088  $ 1,418,220
  Interest                                                65,756       62,337
                                                      ----------   ----------

                                                       1,358,844    1,480,557
                                                      ----------   ----------


Expenses:
  Operating expenses                                     147,890      163,733
  Property taxes                                         129,213      108,351
  Property management fees                                24,000       30,000
  Interest                                                81,767      165,421
  Depreciation and amortization                          308,000      328,790
  General and administrative                             230,970      372,424
  Legal settlement                                             0      250,000
                                                      ----------   ----------

                                                     $   921,840  $ 1,418,719
                                                      ----------   ----------

Net income before gain
  on disposition of investments                          437,004       61,838


Gain on disposition of investments                             0      411,254
                                                      ----------   ----------


Net income                                           $   437,004  $   473,092
                                                      ==========   ==========




Net income per share of beneficial interest          $      0.11  $      0.11
                                                      ==========   ==========






See accompanying notes to financial statements.

                            Statements of Cash Flows
                                    (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   437,004       473,092
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 308,000       328,790
      Gain on disposition of investment
        properties                                        0      (411,254)
      Changes in other assets and liabilities:
        Decrease (increase) in other assets         (24,480)      137,674
        Increase (decrease) in accounts
          payable and accrued expenses               17,041       (47,533)
        Decrease in lease deposits                        0        (4,460)
                                                 ----------    ----------
          Total adjustments to income               300,561         3,217
                                                 ----------    ----------
          Net cash provided by
            operating activities                    737,565       476,309


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of rental properties           245,882     3,799,241
  Improvements to rental properties                (139,228)     (662,917)
  Collections on notes receivable                    79,274             0
                                                 ----------    ----------
          Net cash provided by
            investing activities                    185,928     3,136,324


CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (210,714)      (72,760)
  Principal payments on long-term notes payable     (25,316)   (1,051,419)
  Distributions paid                               (737,356)     (626,725)
                                                 ----------    ----------
          Net cash used by
            financing activities                   (973,386)   (1,750,904)
                                                 ----------    ----------

          Net increase (decrease) in cash           (49,893)    1,861,729

Cash and cash equivalents, beginning of period    1,487,661       378,411
                                                 ----------    ----------

Cash and cash equivalents, end of period        $ 1,437,768   $ 2,240,140
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 1996, and the results of its operations for the six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Rent revenues decreased $44,633 and $125,132 for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995. This decrease is primarily attributed to the sale of 1450 Hatch Road in Ceres, California in May, 1995.

Interest expense decreased $30,770 and $83,654 for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995, due to lower outstanding borrowings and lower interest rates.

General and administrative expense decreased $78,460 and $141,454 for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995 primarily as a result of fewer legal fees in 1996.

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




                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 13, 1996, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. At said meeting, the shareholders renominated and relected Gregory E. Crissman, Benjamin A. Diaz, William M. Gallagher and Joyce A. Marks as trustees of the Trust.


ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 7, 1996                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



          August 7, 1996                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
- -----------                    -----------

    27                   Financial Data Schedule