Form 10-K
period 1996-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1997-03-31
CIK 803771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 1996

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

                  / X/    Yes            / /      No


     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at February 28, 1997, was $40,429,040 (based solely on the original offering price as there is no trading market in the shares).

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

              ITEM 5.   Market for Registrant's Equity Securities
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

     The principal offices of the Trust are located at One Scripps Drive, Suite 201, Sacramento, California 95825.



CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 1996 is its second year of operation as a self-administered real estate investment trust.

     In April, 1996 the Trust sold its property located at 1630 Industrial Park Street in Redlands, California and in August, 1996 sold its property located on Keystone Avenue in Reno, Nevada.

INVESTMENT OBJECTIVES

     The Trust has acquired a diversified portfolio of income producing real property investments. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.



INVESTMENT GUIDELINES

     Acquisition Policies. The Trustees have adopted investment guidelines for the purpose of selecting the Trust's investments. Pursuant to the guidelines, the allocation of Trust assets among income producing real property investments depends principally upon the following factors:

     1. The number of properties available for acquisition which show current income and potential for appreciation in value;

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

     The Trust's results of operations will depend on the availability of suitable opportunities for investment and the comparative yields available from time to time on real estate and other investments, as well as market conditions affecting leasing and sale of real estate in the areas in which the Trust's investments are located. These factors, in turn, are influenced to a large extent by the type of investment involved, financing available for real estate investment, the nature and geographic location of the property, competition and other factors, none of which can be predicted with certainty. The real estate investment market is highly competitive. The Trust competes for acceptable investments with other financial institutions, including banks, insurance companies, savings and loan associations, pension funds and other real estate investment trusts and partnerships. Many of these competitors have greater resources than the Trust. The number of such competitors and funds available for investment in properties of the type suitable for investment by the Trust may increase, resulting in increased competition for such investments and possibly increased costs and thus reduced income for the Trust.

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



TAX LEGISLATION

     The Trust has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Trust expects to operate and to invest in a manner that will maintain its qualification for real estate investment trust taxation. The Code requirements for such qualification are complex. While no assurance can be given that the Trust qualified for taxation as a real estate investment trust for past taxable years, the Trust nevertheless believes that it has so qualified and will endeavor to continue to qualify for its current year and future years.

     The business of the Trust is uniquely sensitive to tax legislation. Changes in tax laws are made frequently. There is no way for the Trust to anticipate when or what changes in the tax laws may be made in the future, or how such changes might affect the Trust.

     The Internal Revenue Service ("IRS") has not yet issued regulations to carry out numerous provisions enacted as part of the tax legislation passed since 1986. Nor has the IRS addressed the issues relating to the application of some of the new tax rules to entities such as real estate investment trusts. Until such regulations are issued by the IRS, it is difficult to gauge what impact, if any, such new legislaton may have on entities such as a real estate investment trust.

ITEM 2.  PROPERTIES


     The Trust owns seven properties all of which are located in California. The Trustees believe that most of the properties are quality income producing properties that are well suited for their current uses. Most of the properties are leased under long term leases at competitive rates for the areas in which they are located. The lease terms provide for rental adjustments on a periodic basis.

     Title insurance and liability and property damage insurance in amounts deemed appropriate by the Trust have been obtained for the properties referred to above. The Trust does not carry flood insurance on said properties. Because of the high cost of premiums, excessive deductibles, and limited coverage, the Trust does not carry earthquake insurance on said properties except 19401 Parthenia Street in Northridge, California.

     For additional information concerning the aforesaid properties, see Notes 1 and 3 of the Notes to Financial Statements and Schedule III.




ITEM 3.  LEGAL PROCEEDINGS


     None.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Trust's security holders during the last quarter of 1996.

                                      PART II




ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. As of December 31, 1996, the Trust had 4,042,904 shares outstanding to about 10,643 shareholders of record. There is no trading market for the shares of the Trust.

     Pursuant to the Trust's offers in 1996 and 1995 to shareholders who owned fewer than 100 shares, the Trust repurchased 92,419 shares from 2,918 shareholders at a cost of $332,507.

     In 1996, the Trust received unsolicited offers from other shareholders to sell their shares to the Trust, and accepted offers at or below $3.50 per share. Accordingly, the Trust repurchased 18,446 shares from 78 shareholders at a cost of $61,643.

     Closing these accounts reduces annual servicing expenses and increases the book value for the remaining shareholders.
































<PAGE >  8

ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 1996. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.



                              Years Ended December 31
                  (Amounts in thousands, except for per share data)



                            1996       1995       1994       1993       1992
                          --------   --------   --------   --------   --------

Operating Results:

    Revenues              $ 2,677    $ 2,858    $ 2,978    $ 2,896    $ 2,839

    Net income (loss)         918        753     (1,443)    (2,507)    (2,567)

Total Assets               22,843     23,802     25,924     29,333     34,207

Long-term obligations       2,047      2,099      3,345      3,268      4,969

Net income (loss)
  per share               $  0.23    $  0.18    $ (0.35)   $ (0.60)   $ (0.61)

Cash distributions
  per share               $  0.38    $  0.32    $  0.26    $  0.12    $  0.39









ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Trust expects that income, cash in the bank, proceeds from the sale of properties, and borrowings collateralized by properties will adequately meet its liquidity and capital resource requirements in the future.

RESULTS OF OPERATIONS

Comparison of 1996 to 1995 and 1995 to 1994

     Effective August 31, 1994, the Trust terminated its agreements with its former advisor and property manager and became self-administered. 1996 was the second full year the Trust was self-administered.

     Rent revenues decreased $214,497 in 1996 compared to 1995 due to the sale of 1450 Hatch Road in Ceres, California, in May, 1995, and the sale of Keystone Square in Reno, Nevada, in August, 1996.

     Interest revenues decreased $91,099 in 1995 compared to 1994 primarily due to the collection of the $940,000 note receivable collateralized by 151 and 175 Opportunity Street in Sacramento, California, in December, 1994.

     A decrease in operating expenses of $24,110 or 8 percent in 1996 compared to 1995 was offset by the purchase of earthquake insurance for 19401 Parthenia in Northridge, California in the amount of $24,602, so that total operating expenses increased by $492.

     Operating expenses decreased $498,116 in 1995 compared to 1994. $373,464 of this decrease is due to the cost to repair uninsured earthquake damage at 19401 Parthenia in Northridge, California, incurred in 1994 and $124,652 is due to our focus on cutting expenses.

     Property management fees decreased $68,385 or 56 percent in 1995 compared to 1994 because of the termination of the former property management agreement and the hiring of new property managers who provided better service for less money.

     Interest expense decreased $102,292 or 38 percent in 1996 compared to 1995 and $331,570 or 55 percent in 1995 compared to 1994 because of lower interest rates and lower outstanding indebtedness.

     General and administrative expense decreased $260,057 or 41 percent in 1996 compared to 1995 and $265,248 or 30 percent in 1995 compared to 1994. These decreases were primarily the result of fewer professional fees in 1996 and 1995.

     The legal settlement was for the settlement of all litigation with the former advisor of the Trust. The Trust is not now engaged in litigation in any court with any party.

     The 1995 gain on sale of properties was attributed to the sale of 1450 Hatch Road in Ceres California, in May, 1995.

     Net income was $918,269 or 23 cents per share in 1996 and $752,898 or 18 cents per share in 1995 compared to a net loss of $(1,442,875) or 35 cents per share in 1994.

     Funds from operations were $1,555,265 or 38 cents per share in 1996, $1,371,241 or 33 cents per share in 1995 and $333,603 or 8 cents per share in 1994.

     The Trust paid distributions per share of 38 cents, 32 cents and 26 cents in 1996, 1995 and 1994, respectively.

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











ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       11

         Balance Sheets
           As of December 31, 1996 and 1995 ........................       12

         Statements of Income (Operations)
           Years Ended December 31, 1996, 1995 and 1994 ............       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 1996, 1995 and 1994 ............       14

         Statements of Cash Flows
           Years Ended December 31, 1996, 1995 and 1994 ............       15

         Notes to Financial Statements .............................       16

         Schedule III
           Real Estate and Accumulated Depreciation ................    23-26

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 1996 and 1995 and the related statements of income (operations), changes in shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Burnett, Umphress & Kilgour





Rancho Cordova, California
January 23, 1997

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       1996           1995
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $2,271,650 and
  $2,218,805 in 1996 and 1995,
  respectively and valuation allowances
  of $5,060,000 and $5,837,000 in 1996
  and 1995, respectively                           $ 17,939,415  $ 21,153,860
Notes receivable                                        726,000       818,869
                                                     ----------   -----------
                                                     18,665,415    21,972,729


Cash and cash equivalents                             3,909,665     1,487,661
Other assets                                            268,013       341,333
                                                    -----------   -----------
    Total assets                                   $ 22,843,093  $ 23,801,723
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  2,047,333  $  2,098,919
  Accounts payable                                       40,638        35,320
  Lease deposits                                         59,845        70,371
                                                    -----------   -----------
    Total liabilities                                 2,147,816     2,204,610
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,042,904 and 4,120,430 shares outstanding
    in 1996 and 1995, respectively                 $  4,042,904  $  4,120,430
  Additional paid-in capital                         30,202,139    30,395,534
  Distributions in excess of net income             (13,549,766)  (12,918,851)
                                                    -----------   -----------
    Total shareholders' equity                       20,695,277    21,597,113
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 22,843,093  $ 23,801,723
                                                    ===========   ===========



See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                           Statements of Income (Operations)
                    Years Ended December 31, 1996, 1995 and 1994





                                            1996         1995         1994
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 2,491,986  $ 2,706,483  $ 2,734,558
  Interest                                  184,869      151,851      242,950
                                        -----------  -----------  -----------

                                          2,676,855    2,858,334    2,977,508
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        308,460      307,968      806,084
  Property taxes                            227,696      225,342      218,835
  Property management fees                   48,000       54,000      122,385
  Interest                                  167,777      270,069      601,639
  Depreciation and amortization             636,996      655,597      687,478
  General and administative                 369,657      629,714      894,962
  Legal settlement                                0      250,000            0
  Valuation loss                                  0      124,000      839,000
                                        -----------  -----------  -----------

                                          1,758,586    2,516,690    4,170,383
                                        -----------  -----------  -----------

Net income (loss) before gain (loss)
  on sale of rental properties and
  disposition of promissory note            918,269      341,644   (1,192,875)

Gain (loss) on sale of rental properties
  and disposition of promissory note              0      411,254     (250,000)
                                        -----------  -----------  -----------


Net income (loss)                       $   918,269     $752,898  $(1,442,875)
                                        ===========  ===========  ===========



Net income (loss) per share of
  beneficial interest                   $      0.23      $  0.18  $     (0.35)
                                        ===========  ===========  ===========

Weighted average number of shares       $ 4,068,623  $ 4,153,717  $ 4,177,723
                                        ===========  ===========  ===========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 1996, 1995 and 1994






                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------
Balance at
 December 31,
 1993          4,177,723  $4,177,723  $30,535,678   $(9,801,497)  $24,911,904
               ---------   ---------   ----------   -----------    ----------

Net loss           -           -           -         (1,442,875)  (1,442,875)
Distributions      -           -           -         (1,096,725)  (1,096,725)
               ---------   ---------   ----------   -----------   ----------
Balance at
 December 31,
 1994          4,177,723   4,177,723   30,535,678   (12,341,097)  22,372,304
               ---------   ---------   ----------   -----------   ----------

Redemption of
 shares          (57,293)    (57,293)    (140,144)        -         (197,437)
Net income         -           -            -           752,898      752,898
Distributions      -           -            -        (1,330,652)  (1,330,652)
               ---------   ---------   ----------   -----------   ----------
Balance at
 December 31,
 1995          4,120,430   4,120,430   30,395,534   (12,918,851)  21,597,113
               _________   _________   __________   ___________   __________

Redemption of
 shares          (77,526)    (77,526)    (193,395)        -         (270,921)
Net income         -           -            -           918,269      918,269
Distributions      -           -            -        (1,549,184)  (1,549,184)
               _________   _________   __________    __________   __________

Balance at
 December 31,
 1996          4,042,904  $4,042,904  $30,202,139  $(13,549,766) $20,695,277
               =========   =========   ==========    ==========   ==========








See accompanying notes to financial statements.

        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994

                                           1996          1995        1994
                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $    918,269  $   752,898  $(1,442,875)
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income(loss)to net cash provided
  by operating activities:
    Depreciation & amortization            636,996      655,597      687,478
    Amortization of loan fees                4,290        4,290       21,500
    Valuation loss                               0      124,000      839,000
    (Gain)loss on sale of properties
      & disposition of promissory note           0     (411,254)     250,000
    Bad debt expense                             0            0       75,519
  Changes in other assets &
    liabilities:
     Decrease(increase)in other assets       8,383      180,222     (276,484)
     Increase(decrease)in accounts payable   5,318      (97,683)     (35,988)
     Decrease in lease deposits            (10,526)      (3,287)     (10,658)
     Total adjustments to net           ----------   ----------   ----------
       income(loss)                        644,461      451,885    1,550,367
                                        ----------   ----------   ----------
         Net cash provided by
         operating activities            1,562,730    1,204,783      107,492
                                        ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases & improvement of properties   (501,586)  (1,269,097)    (198,338)
  Proceeds from the sale of properties   3,139,682    3,800,463            0
  Collections on notes receivable           92,869      147,178    1,376,624
                                        ----------   ----------   ----------
        Net cash provided by
        investing activities             2,730,965    2,678,544    1,178,286
                                        ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                    (270,921)    (197,437)           0
  Proceeds from long-term notes payable          0            0    2,145,000
  Payments on long-term notes payable      (51,586)  (1,245,988)  (2,068,236)
  Payments on line of credit                     0            0     (900,000)
  Distributions paid                    (1,549,184)  (1,330,652)  (1,096,725)
                                        ----------   ----------   ----------
        Net cash used in
        financing activities            (1,871,691)  (2,774,077)  (1,919,961)
                                        ----------   ----------   ----------
        Net increase (decrease) in cash  2,422,004    1,109,250     (634,183)

Cash and cash equivalents at
 beginning of year                       1,487,661      378,411    1,012,594
                                        ----------   ----------   ----------
Cash and cash equivalents at
 end of year                           $ 3,909,665  $ 1,487,661  $   378,411
                                        ==========   ==========   ==========

Interest paid                          $   163,487  $   270,069  $   618,666
                                        ==========   ==========   ==========

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

Income Taxes: The Trust has elected to be taxed as a real estate investment trust. Accordingly, the Trust does not pay income tax on income because income distributed to shareholders is at least equal to 95 percent of its taxable income.

Net Income (Loss) Per Share: The net income (loss) per share is computed based on the weighted-average number of shares of 4,068,623, 4,153,717, and 4,177,723 during 1996, 1995 and 1994, respectively.

Concentration of Credit Risk: The Trust operates in one industry segment. The Trust's properties and the collateral for its notes receivable are all located in California.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

(2)     TRANSACTIONS WITH FORMERLY AFFILIATED PARTIES

B&B Property Investment, Development and Management Company, Inc. ("B&B") served as advisor to the Trust, and B&B Property Investments, Inc., a wholly owned subsidiary of B&B, served as property manager for the Trust from inception through August 30, 1994. Effective August 31, 1994, the Trust terminated its agreements with B&B and B&B Property Investments, Inc. In June, 1995, the Trust settled all claims and cross claims between the Trust and B&B and its related parties by the payment to the principal of B&B, Jeffrey Berger, of $250,000.

Compensation and reimbursement to B&B and B&B Property Investments, Inc. was $153,042 in 1994, of which $129,587 was for property management fees and $23,455 was for leasing commissions.


(3)     ALLOWANCE FOR VALUATION LOSSES

The Trust recorded allowances for valuation losses on rental properties of $124,000 and $839,000 in 1995 and 1994, respectively. The Trust charged $777,000 and $338,000 against the valuation allowance in connection with the sale of properties in 1996 and 1995 and $600,000 in connection with the disposition of a note receivable in 1994.


(4)     NOTES RECEIVABLE

Notes receivable consist of one note as of December 31, 1996 and two notes as of December 31, 1995, all collateralized by properties in California. As of December 31, 1996, the $726,000 note bears interest at 8 percent per annum and is payable in monthly installments of interest only until October 8, 2000, when the entire note is due. The aggregate fair value of the notes receivable approximates the carrying value as of December 31, 1996 and December 31, 1995.


(5)     LONG-TERM NOTES PAYABLE

As of December 31, 1996 and 1995, the Trust had a long-term note payable collateralized by a property in California. The amount of the note was $2,047,333 at December 31, 1996, and $2,098,919 at December 31, 1995. As of
December 31, 1996, the long-term note payable bears interest at 7 5/8 percent. Scheduled principal payments over the next three years are as follows:
$55,374, $59,780 and $1,932,179, respectively. The fair value of the note approximates the carrying value as of December 31, 1996 and 1995. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the note.


(6)     DISTRIBUTIONS

Cash distributions per share of beneficial interest for Federal income tax purposes for the past three years were: 1 percent of the distributions paid in 1996 were capital gains, 13 percent were ordinary income and 86 percent were return of capital; 6 percent of the distributions paid in 1995 were capital gains, 37 percent were ordinary income and 57 percent were return of capital; 100 percent of the distributions paid in 1994 were a return of capital.

<PAGE 18>

(7)     RENT UNDER OPERATING LEASES

Noncancelable operating leases provide for minimum rent during each of the next five years of $1,866,857, $1,305,676, $1,128,952, $855,224, and
$748,187, respectively, and in aggregate $1,519,828 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.



















































        19                    PART III.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.


THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       45       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          63       1988        Trustee and Secretary
        William M. Gallagher      77       1992                Trustee
        Joyce A. Marks            62       1986                Trustee


     The following is a brief description of the background and business experience of each Trustee.

     GREGORY E. CRISSMAN. Mr. Crissman is the Chairman and Chief Financial Officer of the Trust. He has over 20 years of experience in real estate, accounting, auditing, and taxation. He also served as Chairman of the Board of California Real Estate Investment Trust, a New York Stock Exchange listed real estate investment trust, and was its Chief Financial Officer from 1989 until 1993. Mr. Crissman was an Executive Vice President of B&B Property Investment, Development and Management Company, Inc. ("B&B"), from 1983 until 1990 and from 1992 until 1993. In addition, Mr. Crissman was a director of B&B and was President of B&B from 1990 until 1992. From 1976 to 1979 Mr. Crissman worked at Bowman & Company, an accounting firm in Stockton, California. In 1976 Mr. Crissman received his BS degree with honors from the California State University at Sacramento and is a Certified Public Accountant. Mr. Crissman is also a member of the American Institute of Certified Public Accountants.

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



                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------

Gregory E. Crissman, Chairman   1996    $48,000      $67,063 (1)     None



(1) Includes fees of $1,250 or $313 for each meeting of the Trustees attended.

COMPENSATON OF TRUSTEES

     During 1996 and currently, the Trustees receive $1,250 or $313 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 1996. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 1996, the Trust had twelve regular and four special meetings of its Trustees. No Trustee attended less than 75 percent of the meetings held by the Trustees.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 1997, the number of Shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding Shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such Shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee             1,400           .00035
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                  1,400           .00035




     During 1996, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.

     No person is known to the Trust to hold 10 percent or more of the Trust's outstanding Shares.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----

          Independent Auditors' Report ......................      11

          Balance Sheets:  December 31, 1996 and 1995 .......      12

          Statements of Income (Operations):  Years Ended
            December 31, 1996, 1995 and 1994 ................      13

          Statements of Changes in Shareholders' Equity:
            Years Ended December 31, 1996, 1995 and 1994 ....      14

          Statements of Cash Flows:  Years Ended
            December 31, 1996, 1995 and 1994 ................      15

          Notes to Financial Statements .....................   16-18


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   23-26


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b)       REPORTS ON FORM 8-K

          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996


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

                                      ---Initital Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Decription        Encumbrances       Land         Property
 __________________    ____________   ____________   ____________

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California            $ 2,047,333   $  1,690,000   $  2,542,532
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                   -           450,000           -
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1056 Harbor Blvd.,
 West Sacramento,
 California                   -           716,500           -

                      ____________   ____________   ____________
Total Retail             2,047,333      9,159,500      5,821,865
                      ____________   ____________   ____________

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

                      ____________   ____________   ____________
Total Industrial              -         1,500,000      2,213,325
                      ____________   ____________   ____________

OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ____________   ____________   ____________
Total Office                  -           650,000      2,274,888
                      ____________   ____________   ____________
                      $  2,047,333   $ 11,309,500   $ 10,310,078
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996


Page 1, Part B
__________________    _____________________________
     Column A                   Column D
__________________    _____________________________


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
__________________    _____________   _____________

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California           $       7,300  $         -
7390 Greenback Lane,
 Citrus Heights,
 California                   3,457            -
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                    -               -
19401 Parthenia
 Street, Northridge,
 California               2,412,355            -
1056 Harbor Blvd.,
 West Sacramento,
 California                   6,087            -

                      _____________   _____________
Total Retail              2,429,199            -
                      _____________   _____________

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                  96,657            -

                      _____________   _____________
Total Industrial             96,657            -
                      _____________   _____________

OFFICE:
One Scripps Drive,
 Sacramento,
 California               1,125,631            -

                      _____________   _____________
Total Office              1,125,631            -
                      _____________   _____________
                      $   3,651,487   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996


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

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
__________________   ____________   ____________   ____________   ____________

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $  1,690,000   $  2,549,832   $    590,000   $  3,649,832
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        182,790        102,000        613,790
3090 Sunrise Blvd.,
 Rancho Cordova,
 California               450,000           -              -           450,000
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,512,355      3,483,000      7,799,355
1056 Harbor Blvd.,
 West Sacramento,
 California               716,500          6,087        115,000        607,587

                     ____________   ____________   ____________   ____________
Total Retail            9,159,500      8,251,064      4,290,000     13,120,564
                     ____________   ____________   ____________   ____________

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      2,309,982           -         3,809,982

                     ____________   ____________   ____________   ____________
Total Industrial        1,500,000      2,309,982           -         3,809,982
                     ____________   ____________   ____________   ____________

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,400,519        770,000      3,280,519

                     ____________   ____________   ____________   ____________
Total Office              650,000      3,400,519        770,000      3,280,519
                     ____________   ____________   ____________   ____________
                     $ 11,309,500   $ 13,961,565   $  5,060,000   $ 20,211,065
                     ============   ============   ============   ============

                       USA REAL ESTTE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996


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

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $    417,744       1985          05/90        40 years
7390 Greenback Lane,
 Citrus Heights,
 California                28,565       1980          08/90        40 years
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                  -           N/A          10/90            N/A
19401 Parthenia
 Street, Northridge,
 California             1,275,142       1973          11/90        40 years
1056 Harbor Blvd.,
 West Sacramento,
 California                    63        N/A          12/92            N/A

                     ____________
Total Retail            1,721,514
                     ____________

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               261,181       1975          09/92        40 years

                     ____________
Total Industrial          261,181
                     ____________

OFFICE:
One Scripps Drive,
 Sacramento,
 California               288,955                                  40 years

                     ____________
Total Office              288,955
                     ____________
                     $  2,271,650
                     ============

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 25, 1997           USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                             Chief Financial Offficer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 25, 1997                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 25, 1997                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 25, 1997                  William M. Gallagher
           -------------------      By:  -------------------------------
                                               William M. Gallagher
                                                      Trustee




     Dated:    March 25, 1997                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule