Form 10-Q
period 1997-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1997-05-05
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 1997
 par value one dollar per share                            4,031,150

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 1997 and
                December 31, 1996 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 1997 and 1996 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 1997 and 1996 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        1997          1996
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,421,650 at March 31,
    1997 and $2,271,650 at December 31, 1996
    and valuation allowances of $5,060,000
    at March 31, 1997 and December 31, 1996        $ 17,910,898  $ 17,939,415
  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     18,636,898    18,665,415


Cash and cash equivalents                             3,654,259     3,909,665
Other assets                                            316,265       268,013
                                                    -----------   -----------
    Total assets                                   $ 22,607,422  $ 22,843,093
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  2,033,885  $  2,047,333
  Accounts payable                                       33,689        40,638
  Lease deposits                                         59,845        59,845
                                                    -----------   -----------
    Total liabilities                                 2,127,419     2,147,816
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,031,150 shares outstanding at March 31,
    1997 and 4,042,904 shares outstanding at
    December 31, 1996                              $  4,031,150  $  4,042,904
  Additional paid-in capital                         30,172,754    30,202,139
  Distributions in excess of cumulative
    net income                                      (13,723,901)  (13,549,766)
                                                    -----------   -----------
    Total shareholders' equity                       20,480,003    20,695,277
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 22,607,422  $ 22,843,093
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
                                                      ----------   ----------

Revenues:
  Rent                                                $  593,534   $  646,859
  Interest                                                61,788       34,444
                                                      ----------   ----------

                                                         655,322      681,303
                                                      ----------   ----------


Expenses:
Operating expenses                                        77,470       71,178
  Property taxes                                          52,803       65,712
  Property management fees                                12,000       12,000
  Interest                                                40,295       41,003
  Depreciation and amortization                          150,000      156,000
  General and administative                               92,897      130,973
                                                      ----------   ----------

                                                         425,465      476,866
                                                      ----------   ----------

Net income                                            $  229,857   $  204,437
                                                      ==========   ==========



Net income per share of beneficial interest           $     0.06   $     0.05
                                                      ==========   ==========












See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    1997          1996
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   229,857       204,437
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 150,000       156,000
      Changes in other assets and liabilities:
        Increase in other assets                    (48,252)     (122,928)
        (Decrease) Increase in accounts payable      (6,949)          275
                                                 ----------    ----------
          Total adjustments to income                94,799        33,347
                                                 ----------    ----------

          Net cash provided by
            operating activities                    324,656       237,784


INVESTING ACTIVITIES:
  Improvements to properties                       (121,483)     (110,261)
  Collections on notes receivable                         0        39,143
                                                 ----------    ----------
          Net cash used by investing activities    (121,483)      (71,118)


FINANCING ACTIVITIES:
  Redemption of shares                              (41,139)      (14,992)
  Payments on long-term notes payable               (13,448)      (12,538)
  Distributions paid                               (403,992)     (370,778)
                                                 ----------    ----------
          Net cash used by financing activities    (458,579)     (398,308)
                                                 ----------    ----------
          Net decrease in cash                     (255,406)     (231,642)

Cash and cash equivalents at beginning
  of period                                       3,909,665     1,487,661
                                                 ----------    ----------
Cash and cash equivalents at end of period      $ 3,654,259   $ 1,256,019
                                                 ==========    ==========





See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1996 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rent decreased $53,325 for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to the sale of Keystone Square in Reno, Nevada in August, 1996.

        General and administrative expense decreased $38,076 for the three months ended March 31, 1997, compared to the same period in 1996, as a result of decreases in almost all expense catagories.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 6, 1997                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 6, 1997                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule