Form 10-Q
period 1997-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1997-08-12
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1997               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 1997
 par value one dollar per share                            4,009,348

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 1997 and
                December 31, 1996 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 1997 and 1996 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 1997 and 1996 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 1997 and 1996 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        1997          1996
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,571,650 at June 30,
    1997 and $2,271,650 at December 31, 1996
    and valuation allowances of $5,060,000
    at June 30, 1997 and December 31, 1996         $ 25,242,562  $ 17,939,415
  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     25,968,562    18,665,415


Cash                                                     87,593     3,909,665
Other assets                                            488,386       268,013
                                                    -----------   -----------
    Total assets                                   $ 26,544,541  $ 22,843,093
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,213,561  $  2,047,333
  Accounts payable and accrued expenses                  15,358        40,638
  Lease deposits                                         59,845        59,845
                                                    -----------   -----------
    Total liabilities                                 6,288,764     2,147,816
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    4,009,348 shares outstanding at June 30,
    1997 and 4,042,904 at December 31, 1996        $  4,009,348  $  4,042,904
  Additional paid-in capital                         30,119,426    30,202,139
  Distributions in excess of cumulative
    net income                                      (13,872,997)  (13,549,766)
                                                    -----------   -----------
    Total shareholders' equity                       20,255,777    20,695,277
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,544,541  $ 22,843,093
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         1997         1996
                                                      ----------   ----------

Revenues:
  Rent                                                $  660,230   $  646,229
  Interest                                                35,801       31,312
                                                      ----------   ----------

                                                         696,031      677,541
                                                      ----------   ----------


Expenses:
  Operating expenses                                      76,229       76,712
  Property taxes                                          52,803       63,501
  Property management fees                                12,000       12,000
  Interest                                                82,175       40,764
  Depreciation and amortization                          150,000      152,000
  General and administative                               69,691       99,997
                                                      ----------   ----------

                                                         442,898      444,974
                                                      ----------   ----------


Net income                                            $  253,133   $  232,567
                                                      ==========   ==========




Net income per share of beneficial interest           $     0.06   $     0.06
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         1997         1996
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,253,764  $ 1,293,088
  Interest                                                97,589       65,756
                                                      ----------   ----------

                                                       1,351,353    1,358,844
                                                      ----------   ----------


Expenses:
  Operating expenses                                     153,699      147,890
  Property taxes                                         105,606      129,213
  Property management fees                                24,000       24,000
  Interest                                               122,470       81,767
  Depreciation and amortization                          300,000      308,000
  General and administrative                             162,588      230,970
                                                      ----------   ----------

                                                     $   868,363  $   921,840
                                                      ----------   ----------

Net income                                               482,990      437,004
                                                      ==========   ==========




Net income per share of beneficial interest          $      0.12  $      0.11
                                                      ==========   ==========







See accompanying notes to financial statements.

                           Statements of Cash Flows
                                    (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                    1997          1996
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   482,990       437,004
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 300,000       308,000
      Changes in other assets and liabilities:
        Increase (decrease) in other assets        (220,373)      (24,480)
        Increase (decrease) in accounts
          payable and accrued expenses              (25,280)       17,041
                                                 ----------    ----------
          Total adjustments to income                54,347       300,561
                                                 ----------    ----------
          Net cash provided by
            operating activities                    537,337       737,565


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of rental properties                 0       245,882
  Purchases of and improvements to
    rental properties                            (7,603,147)     (139,228)
  Collections on notes receivable                         0        79,274
                                                 ----------    ----------
          Net cash provided by
            investing activities                 (7,603,147)      185,928


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable           4,200,000             0
  Redemption of shares                             (116,269)     (210,714)
  Principal payments on long-term notes payable     (33,772)      (25,316)
  Distributions paid                               (806,221)     (737,356)
                                                 ----------    ----------
          Net cash used by
            financing activities                  3,243,738      (973,386)
                                                 ----------    ----------

          Net increase (decrease) in cash        (3,822,072)      (49,893)

Cash and cash equivalents, beginning of period    3,909,665     1,487,661
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    87,593   $ 1,437,768
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 1997, and the results of its operations for the six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Interest expense increased $41,411 and $40,703 for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996. This increase is attributed to the debt associated with the purchase of 1590 Sycamore Drive in Hercules, California.

General and administrative expense decreased $30,306 and $68,382 for the three months and six months ended June 30, 1997, respectively, compared to the same periods in 1996. These decreases were primarily the result of fewer professional fees in 1997.

Net income was $482,990 or 12 cents per share in the six months ended June 30, 1997 compared to $437,004 or 11 cents per share in the six months ended
June 30, 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Trust anticipates that operating income, proceeds from the sale of properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.




                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 12, 1997, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. At said meeting, the shareholders renominated and relected Gregory E. Crissman, Benjamin A. Diaz, William M. Gallagher and Joyce A. Marks as trustees of the Trust.


ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 7, 1997                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



          August 7, 1997                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule