Form 10-Q
period 1997-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1997-11-12
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1997           Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


          California                                 68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


        One Scripps Avenue, Suite 303, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest          Outstanding at September 30, 1997
 par value one dollar per share                            3,989,159

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 1997 and
                December 31, 1996 .................................    3

              Statements of Income - For the Three Months
                Ended September 30, 1997 and 1996 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 1997 and 1996 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 1997 and 1996 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                       1997           1996
                                                    (Unaudited)     (Audited)
                                                    -----------   -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,721,650 at September 30,
    1997 and $2,271,650 at December 31, 1996
    and valuation allowances of $4,945,000
    at September 30, 1997 and $5,060,000 at
    December 31, 1996                              $ 24,692,789  $ 17,939,415
  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     25,418,789    18,665,415


Cash                                                    675,644     3,909,665
Other assets                                            383,592       268,013
                                                    -----------   -----------
    Total assets                                   $ 26,478,025  $ 22,843,093
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,179,553  $  2,047,333
  Accounts payable and accrued expenses                  70,909        40,638
  Lease deposits                                         69,595        59,845
                                                    -----------   -----------
    Total liabilities                                 6,320,057     2,147,816
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    3,989,159 shares outstanding at September
    30, 1997 and 4,042,904 at December 31, 1996    $  3,989,159  $  4,042,904
  Additional paid-in capital                         30,069,462    30,202,139
  Distributions in excess of cumulative
    net income                                      (13,900,653)  (13,549,766)
                                                    -----------   -----------
    Total shareholders' equity                       20,157,968    20,695,277
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,478,025  $ 22,843,093
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                              Statements of Income (Loss)
                                      (Unaudited)







                                                        Three Months Ended
                                                           September 30,
                                                         1997         1996
                                                      ----------   ----------

Revenues:
  Rent                                                $  774,699   $  611,200
  Interest                                                20,156       54,384
                                                      ----------   ----------

                                                         794,855      665,584
                                                      ----------   ----------


Expenses:
  Operating expenses                                      78,344       80,636
  Property taxes                                          52,803       58,797
  Property management fees                                12,000       12,000
  Interest                                               129,880       40,519
  Depreciation and amortization                          150,000      140,000
  General and administative                               60,267       62,396
                                                      ----------   ----------

                                                         483,294      394,348
                                                      ----------   ----------

Net income before gain on sale of properties          $  311,561   $  271,236

Gain on sale of properties                               103,946            0
                                                      ----------   ----------

Net income                                            $  415,507   $  271,236
                                                      ==========   ==========




Net income per share of beneficial interest           $     0.10   $     0.07
                                                      ==========   ==========








See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                          Statements of Income (Loss)
                                  (Unaudited)







                                                         Nine Months Ended
                                                           September 30,
                                                         1997         1996
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,028,463  $ 1,904,288
  Interest                                               117,745      120,140
                                                      ----------   ----------

                                                       2,146,208    2,024,428
                                                      ----------   ----------


Expenses:
  Operating expenses                                     232,043      228,526
  Property taxes                                         158,409      188,010
  Property management fees                                36,000       36,000
  Interest                                               252,350      122,286
  Depreciation and amortization                          450,000      448,000
  General and administrative                             222,855      293,366
                                                      ----------   ----------

                                                     $ 1,351,657  $ 1,316,188
                                                      ----------   ----------

Net income before gain on sale of properties             794,551      708,240

Gain on sale of properties                               103,946            0
                                                      ----------   ----------


Net income                                           $   898,497  $   708,240
                                                      ==========   ==========




Net income per share of beneficial interest          $      0.22  $      0.17
                                                      ==========   ==========







See accompanying notes to financial statements.

                            Statements of Cash Flows
                                    (Unaudited)


                                                    Nine Months Ended
                                                       September 30,
                                                    1997          1996
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   898,497       708,240
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 450,000       448,000
      Gain on disposition of properties            (103,946)            0
      Changes in other assets and liabilities:
        (Increase) decrease in other assets        (115,579)       12,457
        Increase in accounts payable and
          accrued expenses                           30,271        62,045
        Increase (decrease) in lease deposits         9,750       (13,579)
                                                 ----------    ----------
          Total adjustments to income               270,496       508,923
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,168,993     1,217,163


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to rental
    properties                                   (7,872,817)     (381,160)
  Proceeds from the sale of properties              773,389     3,102,044
  Collections on note receivable                          0        92,869
                                                 ----------    ----------
          Net cash (used) provided by
            investing activities                 (7,099,428)    2,813,753


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable           4,200,000             0
  Redemption of shares                             (186,422)     (235,390)
  Principal payments on long-term notes payable     (67,780)      (38,339)
  Distributions paid                             (1,249,384)   (1,143,572)
                                                 ----------    ----------
          Net cash used by
            financing activities                  2,696,414    (1,417,301)
                                                 ----------    ----------

          Net (decrease) increase in cash        (3,234,021)    2,613,615

Cash, beginning of period                         3,909,665     1,487,661
                                                 ----------    ----------

Cash, end of period                             $   675,644   $ 4,101,276
                                                 ==========    ==========




See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 1997, and the results of its operations for the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations






        RESULTS OF OPERATIONS

        Rent revenues increased $163,499 and $124,175 for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

        Property tax expense decreased $29,601 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to the sale of Keystone Square in Reno, Nevada in August, 1996.

        Interest expense increased $89,361 and $130,064 for the three months and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. This increase is attributed to the debt associated with the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

        General and adminstrative expense decreased $70,511 for the nine months ended September 30, 1997, compared to the same period in 1996, primarily as a result of fewer professional fees in 1997.

        The gain on sale of properties of $103,946 for the three months and nine months ended September 30, 1997 was attributed to the sale of 1056 Harbor Boulevard in West Sacramento, California in August, 1997.





        CAPITAL RESOURCES AND LIQUIDITY

        The Trust expects that income, cash in the bank, proceeds from the sale of properties and borrowings collateralized by properties will adequately meet its liquidity and capital resource requirements in the future.

                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST




        ITEM 6:  REPORTS ON FORM 8-K

        The Trust filed no reports on Form 8-K during the quarter ended September 30, 1997.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          November 7, 1997                  Gregory E. Crissman
        --------------------    ----------------------------------------
                Date                        Gregory E. Crissman
                                                  Chairman



          November 7, 1997                    Benjamin A. Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin A. Diaz
                                                   Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule