Form 10-K
period 1997-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1998-03-18
CIK 803771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 1997

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


          One Scripps Drive, Suite 303, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

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

                  / X/    Yes            / /      No


     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at February 28, 1998, was $19,854,537 (based solely on the book value as there is no trading market in the shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    7
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    9
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    18

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    18
              ITEM 11.  Executive Compensation .....................    19
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    20
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    20

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    21

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

     The principal offices of the Trust are located at One Scripps Drive, Suite 303, Sacramento, California 95825.



CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 1997 is its third year of operation as a self-administered real estate investment trust.

     In August, 1997 the Trust sold its property located at 1056 Harbor Blvd. in West Sacramento, California.

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

ITEM 2.  PROPERTIES


     The Trust owns seven properties all of which are located in California. The Trustees believe that the properties are quality income producing properties that are well suited for their current uses. Most of the properties are leased under long term leases at competitive rates for the areas in which they are located. The lease terms provide for rental adjustments on a periodic basis.

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




ITEM 3.  LEGAL PROCEEDINGS


     None.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Trust's security holders during the last quarter of 1997.

                                      PART II




ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. As of December 31, 1997, the Trust had 3,960,855 shares outstanding to about 10,242 shareholders of record. There is no trading market for the shares of the Trust.

     Pursuant to the Trust's offers in 1995 and 1996 to repurchase its shares from shareholders who owned fewer than 100 shares, the Trust repurchased 92,419 shares from 2,918 shareholders at a cost of $332,507.

     In 1996 and 1997, the Trust received unsolicited offers from other share-holders to sell their shares to the Trust, and accepted offers at or below $3.50 per share. In said transactions, the Trust repurchased 119,065 shares from 427 shareholders at a cost of $407,902.

     Repurchased shares revert to authorized but unissued shares and result in closing shareholder accounts. Closing these accounts reduces annual servicing expenses and increases the book value of shares for the remaining shareholders.




ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 1997. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.

                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            1997       1996       1995       1994       1993
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues              $ 2,978    $ 2,677    $ 2,858    $ 2,978    $ 2,896

    Net income (loss)       1,181        918        753     (1,443)    (2,556)

Total Assets               26,097     22,843     23,802     25,924     29,333

Long-term obligations       6,145      2,047      2,099      3,345      3,268

Net income (loss)
  per share              $   0.30    $  0.23    $  0.18    $ (0.35)   $ (0.61)

Cash distributions
  per share              $   0.42    $  0.38    $  0.32    $  0.26    $  0.12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of 1997 to 1996 and 1996 to 1995

     Effective August 31, 1994, the Trust terminated its agreements with its former advisor and property manager and became self-administered. 1997 was the third full year the Trust was self-administered.

     Rent revenues increased $347,610 or 14 percent in 1997 compared to 1996 primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

     Rent revenues decreased $214,497 or 8 percent in 1996 compared to 1995 due to the sale of 1450 Hatch Road in Ceres, California, in May, 1995, and the sale of Keystone Square in Reno, Nevada, in August, 1996.

     Interest revenues decreased $46,692 in 1997 compared to 1996 due to lower average cash balances and conversely in 1996 interest revenues increased $33,018 compared to 1995 due to higher average balances.

     A decrease in operating expenses of $24,110 or 8 percent in 1996 compared to 1995 was offset by the purchase of earthquake insurance for 19401 Parthenia in Northridge, California in the amount of $24,602, so that total operating expenses increased by only $492.

     Property taxes decreased $26,263 or 12 percent in 1997 compared to 1996 primarily due to our successful appeals to certain property tax assessments.

     Interest expense increased $218,153 or 130 percent in 1997 compared to 1996 due to a higher level of outstanding debt in 1997.

     Interest expense decreased $102,292 or 38 percent in 1996 compared to 1995 and $331,570 or 55 percent in 1995 compared to 1994 because of lower interest rates and lower outstanding indebtedness.

     General and administrative expense decreased $59,874 or 16 percent in 1997 compared to 1996 and $260,057 or 41 percent in 1996 compared to 1995. These decreases were primarily the result of fewer professional fees in 1997 and 1996.

     The 1995 legal settlement was for the settlement of all litigation with the former advisor of the Trust. The Trust is not now engaged in litigation in any court with any party.

     The Trust recognized no valuation losses in 1997 and 1996 compared to $124,000 in 1995.

     The 1997 gain on sale of properties was attributed to the sale of 1056 Harbor Boulevard in West Sacramento, California in August, 1997.

     The 1995 gain on sale of properties was attributed to the sale of 1450 Hatch Road in Ceres, California in May, 1995.

     Net income was $1,180,730 or 30 cents per share in 1997 and $918,269 or 23 cents per share in 1996 and $752,898 or 18 cents per share in 1995.

     The Trust paid distributions per share of 42 cents, 38 cents and 32 cents in 1997, 1996 and 1995, respectively.


lIQUIDITY AND CAPITAL RESOURCES

     The Trust expects that income, cash in the bank, proceeds from the sale of properties, and borrowings collateralized by prooperties will adequately meet its liquidity and capital resource requirements in the future.


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




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       10

         Balance Sheets
           As of December 31, 1997 and 1996 ........................       11

         Statements of Income
           Years Ended December 31, 1997, 1996 and 1995 ............       12

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 1997, 1996 and 1995 ............       13

         Statements of Cash Flows
           Years Ended December 31, 1997, 1996 and 1995 ............       14

         Notes to Financial Statements .............................       15

         Schedule III
           Real Estate and Accumulated Depreciation ................    22-25

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 1997 and 1996 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 1997, 1996 and 1995. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Burnett, Umphress & Company, LLP





Rancho Cordova, California
January 22, 1998

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       1997           1996
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $2,859,213 and
  $2,271,650 in 1997 and 1996,
  respectively and valuation allowances
  of $4,945,000 and $5,060,000 in 1997
  and 1996, respectively                           $ 24,939,462  $ 17,939,415
Notes receivable                                        726,000       726,000
                                                     ----------   -----------
                                                     25,665,462    18,665,415


Cash and cash equivalents                               168,236     3,909,665
Other assets                                            263,728       268,013
                                                    -----------   -----------
    Total assets                                   $ 26,097,426  $ 22,843,093
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  6,145,044  $  2,047,333
  Accounts payable                                       30,688        90,055
  Lease deposits                                         67,157        59,845
                                                    -----------   -----------
    Total liabilities                                 6,242,889     2,197,233
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    3,960,855 and 4,042,904 shares outstanding
    in 1997 and 1996, respectively                 $  3,960,855  $  4,042,904
  Additional paid-in capital                         29,998,871    30,202,139
  Distributions in excess of net income             (14,105,189)  (13,599,183)
                                                    -----------   -----------
    Total shareholders' equity                       19,854,537    20,645,860
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,097,426  $ 22,843,093
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                           Statements of Income (Operations)
                    Years Ended December 31, 1997, 1996 and 1995





                                            1997         1996         1995
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 2,839,596  $ 2,491,986  $ 2,706,483
  Interest                                  138,177      184,869      151,851
                                        -----------  -----------  -----------

                                          2,977,773    2,676,855    2,858,334
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        305,907      308,460      307,968
  Property taxes                            201,433      227,696      225,342
  Property management fees                   48,000       48,000       54,000
  Interest                                  385,930      167,777      270,069
  Depreciation and amortization             649,936      636,996      655,597
  General and administative                 309,783      369,657      629,714
  Legal settlement                                0            0      250,000
  Valuation loss                                  0            0      124,000
                                        -----------  -----------  -----------

                                          1,900,989    1,758,586    2,516,690
                                        -----------  -----------  -----------

Net income before gain on sale
  of rental properties                    1,076,784      918,269      341,644

Gain on sale of rental properties           103,946            0      411,254
                                        -----------  -----------  -----------


Net income                              $ 1,180,730      918,269     $752,898
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $      0.30      $  0.23  $      0.18
                                        ===========  ===========  ===========

Weighted average number of shares       $ 3,997,650  $ 4,068,623  $ 4,153,717
                                        ===========  ===========  ===========




See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 1997, 1996 and 1995






                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------
December 31,
 1994, as
 originally
 reported      4,177,723   4,177,723   30,535,678   (12,341,097)  22,372,304
Prior period
 adjustment        -           -            -           (49,417)     (49,417)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1994, as
 restated      4,177,723   4,177,723   30,535,678   (12,390,514)  22,322,887
Redemption of
 shares          (57,293)    (57,293)    (140,144)        -         (197,437)
Net income         -           -            -           752,898      752,898
Distributions      -           -            -        (1,330,652)  (1,330,652)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1995          4,120,430   4,120,430   30,395,534   (12,968,268)  21,547,696
Redemption of
 shares          (77,526)    (77,526)    (193,395)        -         (270,921)
Net income         -           -            -           918,269      918,269
Distributions      -           -            -        (1,549,184)  (1,549,184)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1996          4,042,904  $4,042,904  $30,202,139  $(13,599,183) $20,645,860
Redemption of
 shares          (82,049)    (82,049)    (203,268)        -         (285,317)
Net Income         -           -            -         1,180,730    1,180,730
Distributions      -           -            -        (1,686,736)  (1,686,736)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1997          3,960,855  $3,960,855  $29,998,871  $(14,105,189) $19,854,537
               =========   =========   ==========   ===========   ==========









See notes to financial statements.

        14              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

                                           1997          1996        1995
                                        ----------   ----------   ----------
OPERATING ACTIVITIES:
  Net income                          $  1,180,730  $   918,269  $   752,898
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            649,936      636,996      655,597
    Amortization of loan fees                4,285        4,290        4,290
    Valuation loss                               0            0      124,000
    Gain on sale of properties            (103,946)           0     (411,254)
  Changes in other assets &
    liabilities:
     Decrease in other assets                    0        8,383      180,222
     Increase(decrease)in accounts
       payable                             (59,367)       5,318      (97,683)
     Increase(decrease)in lease
       deposits                              7,312      (10,526)      (3,287)
                                        ----------   ----------   ----------
     Total adjustments to net income       498,220      644,461      451,885
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,678,950    1,562,730    1,204,783
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Purchases & improvements to
    properties                          (4,133,378)    (501,586)  (1,269,097)
  Proceeds from the sale of
    properties                             787,341    3,139,682    3,800,463
  Collections on notes receivable                0       92,869      147,178
                                        ----------   ----------   ----------
        NET CASH PROVIDED(USED)BY
        INVESTING ACTIVITIES            (3,346,037)   2,730,965    2,678,544
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Redemption of shares                    (285,317)    (270,921)    (197,437)
  Payments on long-term notes payable     (102,289)     (51,586)  (1,245,988)
  Distributions paid                    (1,686,736)  (1,549,184)  (1,330,652)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (2,074,342)  (1,871,691)  (2,774,077)
                                        ----------   ----------   ----------
        NET INCREASE(DECREASE)IN CASH   (3,741,429)   2,422,004    1,109,250

Cash and cash equivalents at
 beginning of year                     $ 3,909,665  $ 1,487,661  $   378,411
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $   168,236  $ 3,909,665  $ 1,487,661
                                        ==========   ==========   ==========

INTEREST PAID                          $   381,644  $   163,487  $   270,069
                                        ==========   ==========   ==========

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

CASH EQUIVALENTS: For purposes of the statement of cash flows, all certificates of deposit with original maturities of ninety days or less are considered cash equivalents. The Trust maintains deposits in a financial institution in excess of FDIC insurable amounts.

RENTAL PROPERTIES: The Trust carries its rental properties at depreciated cost unless the asset is determined to be impaired. In accordance with State-ment of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted by the Trust on January 1, 1996, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years.

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

NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 3,997,650, 4,068,623 and 4,153,717 during 1997, 1996 and 1995, respectively.

CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The Trust's properties and the collateral for its note receivable are all located in California.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

RECLASSIFICATION: Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.



2.  LEGAL SETTLEMENT WITH FORMERLY AFFILIATED PARTIES

B&B Property Investment, Development and Management Company, Inc. ("B&B") served as advisor to the Trust, and B&B Property Investments, Inc., a wholly-owned subsidiary of B&B, served as property manager for the Trust from inception through August 31, 1994. Effective August 31, 1994, the Trust terminated its agreements with B&B and B&B Property Investments, Inc. As a result, B&B and its principal, Jeffrey Berger, filed a lawsuit against the Trust, and the Trust cross-complained. In June, 1995 the Trust settled all claims and cross claims between the Trust and B&B and its related parties by the payment to the principal of B&B, Jeffrey Berger, of $250,000.



3.  ALLOWANCE FOR VALUATION LOSSES

The Trust recorded allowances for valuation losses of $124,000 in 1995. The Trust charged $338,000 and $115,000 against the valuation allowance in connection with the sale of property in 1995 and 1997, respectively.



4.  NOTE RECEIVABLE

The note receivable as of December 31, 1997 and 1996 is collateralized by a property in Sacramento, California. As of December 31, 1997, the $726,000 note bears interest at 8 percent per annum and is payable in monthly installments of interest only until October 8, 2000, when the entire note is due. The fair value of the note approximates the carrying value as of December 31, 1997 and December 31, 1996.



5.  LONG-TERM NOTES PAYABLE

Long-term notes payable are collateralized by two properties in California. As of December 31, 1997, the long-term notes payable bear interest at rates ranging from 8 percent to 8.6 percent and mature in 2000 and 2017. Principal payments during each of the next five years are as follows: $137,249, $2,028,069, $102,313, $111,467, $121,440, and $3,644,506 thereafter. The aggregate fair value of the notes approximate their carrying value as of December 31, 1997 and 1996. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the notes.



6.  LINE OF CREDIT

As of December 31, 1997, the Trust had a $750,000 line of credit with Sumitomo Bank of California. Advances under the line of credit bear interest at the bank's prime rate plus 3/4 percent, which was 9 1/4 percent at December 31, 1997, and is collateralized by a deed of trust on one property. The Trust did not borrow on this line of credit during 1997.



7.  DISTRIBUTIONS

Cash distributions per share of beneficial interest for Federal income tax purposes for the past three years were: 27 percent of the distributions paid in 1997 were ordinary income and 73 percent were return of capital; 1 percent of the distributions paid in 1996 were capital gains, 13 percent were ordinary income and 86 percent were return of capital; 6 percent of the distributions paid in 1995 were capital gains, 37 percent were ordinary income and 57 percent were return of capital.



8.  RENT UNDER OPERATING LEASES

Noncancelable operating leases provide for minimum rent during each of the next five years of $2,686,511, $2,267,719, $2,002,034, $1,963,692 and
$1,158,833, respectively, and in aggregate $14,961,021 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.



9.  PRIOR PERIOD ADJUSTMENT

In 1997 it was discovered that in 1993 the title company failed to charge the Trust for $49,417 in unpaid property taxes due to an error by Sacramento County in connection with the sale of the property known as 11840 Folsom Blvd. After investigation of the matter and negotiation with Sacramento County, the Trust agreed to pay the unpaid property taxes and Sacramento County agreed to waive the related late penalties. If the property taxes had been charged and paid in 1993, the loss on sale of properties in 1993 would have been increased by $49,417 and reduced previously reported operations as follows:

                                                      Year Ended
                                                   December 31, 1993
                                                   -----------------
     Net loss:
          As previously reported                     $  2,506,635
          As restated                                $  2,556,052

     Net loss per share of
       beneficial interest:
          As previously reported                         60 cents
          As restated                                    61 cents

     Distributions in excess of
       cummulative net income:
          As previously reported                     $  9,801,497
          As restated                                $  9,850,914



        18                    PART III.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       46       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          64       1988        Trustee and Secretary
        William M. Gallagher      78       1992                Trustee
        Joyce A. Marks            63       1986                Trustee


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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 1997, the Trust was managed by its Trustees as a self-administered real estate investment trust. The Trust has the following officers:
Chairman, Chief Financial Officer, and Secretary.  No officer except Gregory
E. Crissman is compensated by the Trust in his capacity as a officer. During 1997, none of the Trust's officers received compensation in excess of $48,000.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   1997    $48,000      $66,750 (1)     None



(1)  Includes fees of $1,250 for each meeting of the Trustees attended.

COMPENSATON OF TRUSTEES

     During 1997 and currently, the Trustees receive $1,250 or $313 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 1997. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 1997, the Trust had twelve regular and three special meetings of its Trustees. All Trustees attended all of the meetings.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 1998, the number of Shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding Shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such Shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee             1,400           .0003
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                  1,400           .0003




     During 1997, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----

          Independent Auditors' Report ......................      10

          Balance Sheets:  December 31, 1997 and 1996 .......      11

          Statements of Income:  Years Ended
            December 31, 1997, 1996 and 1995 ................      12

          Statements of Changes in Shareholders' Equity:
            Years Ended December 31, 1997, 1996 and 1995 ....      13

          Statements of Cash Flows:  Years Ended
            December 31, 1997, 1996 and 1995 ................      14

          Notes to Financial Statements .....................   15-17


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   22-25


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b)       REPORTS ON FORM 8-K

          None.
        22                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initital Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Decription        Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California            $ 2,047,333   $  1,690,000   $  2,542,532
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                   -           450,000           -
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1590 Sycamore,
 Hercules,
 California                   -         1,310,000      5,912,015

                      ------------   ------------   ------------
Total Retail             2,047,333      9,753,000     11,733,880
                      ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

                      ------------   ------------   ------------
Total Industrial              -         1,500,000      2,213,325
                      ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
Total Office                  -           650,000      2,274,888
                      ------------   ------------   ------------
                      $  2,047,333   $ 11,903,000   $ 16,222,093
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997


Page 1, Part B
------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California           $       7,300  $         -
7390 Greenback Lane,
 Citrus Heights,
 California                   5,957            -
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                    -               -
19401 Parthenia
 Street, Northridge,
 California               2,456,458            -
1590 Sycamore,
 Hercules,
 California                  28,761            -

                      -------------   -------------
Total Retail              2,498,476            -
                      -------------   -------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                 695,310            -

                      -------------   -------------
Total Industrial            695,310            -
                      -------------   -------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               1,424,796            -

                      -------------   -------------
Total Office              1,424,796            -
                      -------------   -------------
                      $   4,618,582   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $  1,690,000   $  2,549,832   $    590,000   $  3,649,832
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        185,290        102,000        616,290
3090 Sunrise Blvd.,
 Rancho Cordova,
 California               450,000           -              -           450,000
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,556,458      3,483,000      7,843,458
1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776

                     ------------   ------------   ------------   ------------
Total Retail            9,753,000     14,232,356      4,175,000     19,810,356
                     ------------   ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      2,908,635           -         4,408,635

                     ------------   ------------   ------------   ------------
Total Industrial        1,500,000      2,908,635           -         4,408,635
                     ------------   ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,699,684        770,000      3,579,684

                     ------------   ------------   ------------   ------------
Total Office              650,000      3,699,684        770,000      3,579,684
                     ------------   ------------   ------------   ------------
                     $ 11,903,000   $ 20,840,675   $  4,945,000   $ 27,798,675
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $    471,062       1985          05/90        40 years
7390 Greenback Lane,
 Citrus Heights,
 California                32,645       1980          08/90        40 years
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                  -           N/A          10/90            N/A
19401 Parthenia
 Street, Northridge,
 California             1,526,402       1973          11/90        40 years
1590 Sycamore,
 Hercules,
 California               102,368                     05/97        40 years

                     ------------
Total Retail            2,132,477
                     ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               330,624       1975          09/92        40 years

                     ------------
Total Industrial          330,624
                     ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               396,112                                  40 years

                     ------------
Total Office              396,112
                     ------------
                     $  2,859,213
                     ============

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 25, 1998           USA Real Estate Investment Trust
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




     Dated:    March 25, 1998                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 25, 1998                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 25, 1998                  William M. Gallagher
           -------------------      By:  -------------------------------
                                               William M. Gallagher
                                                      Trustee




     Dated:    March 25, 1998                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule