Form 10-Q
period 1998-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1998-05-13
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1998               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 1998
  par value one dollar per share                           3,946,327

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 1998 and
                December 31, 1997 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 1998 and 1997 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 1998 and 1997 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        1998          1997
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,017,316 at March 31,
    1998 and $2,859,213 at December 31, 1997       $ 24,805,334  $ 24,939,462

  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     25,531,334    25,665,462


Cash and cash equivalents                               115,510       168,236
Other assets                                            299,144       263,728
                                                    -----------   -----------
    Total assets                                   $ 25,945,988  $ 26,097,426
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,110,123  $  6,145,044
  Accounts payable                                       68,793        30,688
  Lease deposits                                         67,157        67,157
                                                    -----------   -----------
    Total liabilities                                 6,246,073     6,242,889
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    3,946,327 shares outstanding at March 31,
    1998 and 3,960,855 shares outstanding at
    December 31, 1997                              $  3,946,327  $  3,960,855
  Additional paid-in capital                         29,962,584    29,998,871
  Distributions in excess of cumulative
    net income                                      (14,208,996)  (14,105,189)
                                                    -----------   -----------
    Total shareholders' equity                       19,699,915    19,854,537
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,945,988  $ 26,097,426
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         1998         1997
                                                      ----------   ----------

Revenues:
  Rent                                                $  826,767   $  593,534
  Interest                                                17,915       61,788
                                                      ----------   ----------

                                                         844,682      655,322
                                                      ----------   ----------


Expenses:
Operating expenses                                        71,679       77,470
  Property taxes                                          47,913       52,803
  Property management fees                                12,000       12,000
  Interest                                               130,104       40,295
  Depreciation and amortization                          162,000      150,000
  General and administative                               93,632       92,897
                                                      ----------   ----------

                                                         517,328      425,465
                                                      ----------   ----------

Net income                                            $  327,354   $  229,857
                                                      ==========   ==========



Net income per share of beneficial interest           $     0.08   $     0.06
                                                      ==========   ==========












See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    1998          1997
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   327,354       229,857
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                 162,000       150,000
      Changes in other assets and liabilities:
        Increase in other assets                    (35,416)      (48,252)
        (Decrease) Increase in accounts payable      38,105        (6,949)
                                                 ----------    ----------
          Total adjustments to income               164,689        94,799
                                                 ----------    ----------

          Net cash provided by
            operating activities                    492,043       324,656


INVESTING ACTIVITIES:
  Improvements to properties                        (23,975)     (121,483)
                                                   ----------    ----------
          Net cash used by investing activities     (23,975)     (121,483)


FINANCING ACTIVITIES:
  Redemption of shares                              (50,815)      (41,139)
  Payments on long-term notes payable               (34,920)      (13,448)
  Distributions paid                               (435,059)     (403,992)
                                                 ----------    ----------
          Net cash used by financing activities    (520,794)     (458,579)
                                                 ----------    ----------
          Net decrease in cash                      (52,726)     (255,406)

Cash and cash equivalents at beginning
  of period                                         168,236     3,909,665
                                                 ----------    ----------
Cash and cash equivalents at end of period      $   115,510   $ 3,654,259
                                                 ==========    ==========





See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1997 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rent revenues increased $233,193 or 39 percent for the three months ended March 31, 1998 compared to the same period in 1997 primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

        Interest revenues decreased $43,873 or 71 percent for the three months ended March 31, 1998 compared to the same period in 1997 due to lower average cash balances.

        Interest expense increased $89,809 or 228 percent for the three months ended March 31, 1998 ocmpared to the same period in 1997 due to a higher level of outstanding debt during 1998.

        Net income was $327,354 or 8 cents per share for the three months ended March 31, 1998 compared to $229,857 or 6 cents per share for the same period in 1997.

        The Trust paid distributions of 11 cents per share for the three months ended March 31, 1998 and 10 cents per share for the same period in 1997.

        LIQUIDITY AND CAPITAL RESOURCES

        The Trust expects that operating income, borrowings collateralized by properties, cash in the bank, proceeds from the sale of properties and collections on notes receivable will adequately meet its liquidity and capital resource requirements in the future.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 11, 1998                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 11, 1998                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule