Form 10-Q
period 1998-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1998-08-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 1998
 par value one dollar per share                            3,919,525

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 1998 and
                December 31, 1997 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 1998 and 1997 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 1998 and 1997 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 1998 and 1997 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        1998          1997
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,179,316 at June 30,
    1998 and $2,859,213 at December 31, 1997       $ 24,693,060  $ 24,939,462
  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     25,419,060    25,665,462


Cash                                                      7,991       168,236
Other assets                                            341,794       263,728
                                                    -----------   -----------
    Total assets                                   $ 25,768,845  $ 26,097,426
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,074,468  $  6,145,044
  Line of credit                                        155,000             0
  Accounts payable and accrued expenses                  24,025        30,688
  Lease deposits                                         67,157        67,157
                                                    -----------   -----------
    Total liabilities                                 6,320,650     6,242,889
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    3,919,525 shares outstanding at June 30,
    1998 and 3,960,855 at December 31, 1997        $  3,919,525  $  3,960,855
  Additional paid-in capital                         29,895,580    29,998,871
  Distributions in excess of cumulative
    net income                                      (14,366,910)  (14,105,189)
                                                    -----------   -----------
    Total shareholders' equity                       19,448,195    19,854,537
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,768,845  $ 26,097,426
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         1998         1997
                                                      ----------   ----------

Revenues:
  Rent                                                $  793,573   $  660,230
  Interest                                                15,763       35,801
                                                      ----------   ----------

                                                         809,336      696,031
                                                      ----------   ----------


Expenses:
  Operating expenses                                      73,366       76,229
  Property taxes                                          47,913       52,803
  Property management fees                                12,800       12,000
  Interest                                               130,125       82,175
  Depreciation and amortization                          162,000      150,000
  General and administative                               69,165       69,691
                                                      ----------   ----------

                                                         495,369      442,898
                                                      ----------   ----------


Net income                                            $  313,967   $  253,133
                                                      ==========   ==========




Net income per share of beneficial interest           $     0.08   $     0.06
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         1998         1997
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,620,340  $ 1,253,764
  Interest                                                33,678       97,589
                                                      ----------   ----------

                                                       1,654,018    1,351,353
                                                      ----------   ----------


Expenses:
  Operating expenses                                     145,045      153,699
  Property taxes                                          95,826      105,606
  Property management fees                                24,800       24,000
  Interest                                               260,229      122,470
  Depreciation and amortization                          324,000      300,000
  General and administrative                             162,797      162,588
                                                      ----------   ----------

                                                     $ 1,012,697  $   868,363
                                                      ----------   ----------

Net income                                               641,321      482,990
                                                      ==========   ==========




Net income per share of beneficial interest          $      0.16  $      0.12
                                                      ==========   ==========







See accompanying notes to financial statements.

                           Statements of Cash Flows
                                    (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                    1998          1997
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   641,321       482,990
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 324,000       300,000
      Changes in other assets and liabilities:
        Increase (decrease) in other assets         (78,066)     (220,373)
        Increase (decrease) in accounts
          payable and accrued expenses               (6,663)      (25,280)
                                                 ----------    ----------
          Total adjustments to income               239,271        54,347
                                                 ----------    ----------
          Net cash provided by
            operating activities                    880,592       537,337


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                               (77,598)   (7,603,147)
                                                 ----------    ----------
          Net cash provided by
            investing activities                    (77,598)   (7,603,147)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable                   0     4,200,000
  Line of credit                                    155,000             0
  Redemption of shares                             (144,621)     (116,269)
  Principal payments on long-term notes payable     (70,576)      (33,772)
  Distributions paid                               (903,042)     (806,221)
                                                 ----------    ----------
          Net cash used by
            financing activities                   (963,239)    3,243,738
                                                 ----------    ----------

          Net increase (decrease) in cash          (160,245)   (3,822,072)

Cash and cash equivalents, beginning of period      168,236    (3,909,665)
                                                 ----------    ----------

Cash and cash equivalents, end of period        $     7,991   $    87,593
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 1998, and the results of its operations for the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Rent revenues increased $133,343 and $366,576 for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997 primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

Interest revenues decreased $20,038 and $63,911 for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997 due to lower average cash balances.

Interest expense increased $47,950 and $137,759 for the three months and six months ended June 30, 1998, respectively, compared to the same periods in 1997. This increase is attributed to the debt associated with the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

Net income was 8 cents and 16 cents per share for the three months and six months ended in June 30, 1998, respectively, compared to 6 cents and 12 cents for the three months and six months ended June 30, 1997, respectively.


CAPITAL RESOURCES AND LIQUIDITY

The Trust anticipates that operating income, proceeds from the sale of properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.




                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 11, 1998, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. Three trustees were elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.

On May 19, 1998, the trustees adopted resolutions pursuant to which the outstanding shares of the Trust will undergo a reverse share split of thirty shares into one share and a concurrent elimination of all fractional shares less than one when the shareholder account holds less than one share. These actions will go into effect on July 1, 1998.


ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 7, 1998                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



          August 7, 1998                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule