Form 10-Q
period 1998-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1998-11-17
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998       Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


      California                                     68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


               P.O. Box 255427-314, Sacramento, California  95825
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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 1998
 par value one dollar per share                               129,004

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 1998 and
                December 31, 1997 .................................    3

              Statements of Income - For the Nine Months
                Ended September 30, 1998 and 1997 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 1998 and 1997 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 1998 and 1997 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        1998          1997
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,341,316 at September 30,
    1998 and $2,859,213 at December 31, 1997       $ 24,608,157  $ 24,939,462
  Notes receivable                                      726,000       726,000
                                                     ----------   -----------
                                                     25,334,157    25,665,462


Cash                                                     11,119       168,236
Other assets                                            399,388       263,728
                                                    -----------   -----------
    Total assets                                   $ 25,744,664  $ 26,097,426
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,038,062  $  6,145,044
  Line of credit                                        440,000             0
  Accounts payable and accrued expenses                 101,313        30,688
  Lease deposits                                         62,282        67,157
                                                    -----------   -----------
    Total liabilities                                 6,641,657     6,242,889
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    129,004 shares outstanding at September 30,
    1998 and 132,029 at December 31, 1997          $    129,004  $    132,029
  Additional paid-in capital                         33,476,653    33,827,697
  Distributions in excess of cumulative
    net income                                      (14,502,650)  (14,105,189)
                                                    -----------   -----------
    Total shareholders' equity                       19,103,007    19,854,537
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,744,664  $ 26,097,426
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         1998         1997
                                                      ----------   ----------

Revenues:
  Rent                                                $  801,852   $  774,699
  Interest                                                14,773       20,156
                                                      ----------   ----------

                                                         816,625      794,855
                                                      ----------   ----------


Expenses:
  Operating expenses                                      76,369       78,344
  Property taxes                                          47,913       52,803
  Property management fees                                13,200       12,000
  Interest                                               131,088      129,880
  Depreciation and amortization                          162,000      150,000
  General and administative                               51,908       60,267
                                                      ----------   ----------

                                                         482,478      483,294
                                                      ----------   ----------


Net income before gain on sale of properties             334,147      311,561
Gain on sale of properties                                     0      103,946
                                                      ----------   ----------

Net income                                            $  334,147   $  415,507
                                                      ==========   ==========




Net income per share of beneficial interest           $     2.59   $     3.12
                                                      ==========   ==========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                         Nine Months Ended
                                                           September 30,
                                                         1998         1997
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,422,192  $ 2,028,463
  Interest                                                48,451      117,745
                                                      ----------   ----------

                                                       2,470,643    2,146,208
                                                      ----------   ----------


Expenses:
  Operating expenses                                     221,414      232,043
  Property taxes                                         143,739      158,409
  Property management fees                                38,000       36,000
  Interest                                               391,317      252,350
  Depreciation and amortization                          486,000      450,000
  General and administrative                             214,705      222,855
                                                      ----------   ----------

                                                       1,495,175    1,351,657
                                                      ----------   ----------

Net income before gain on sale of properties             975,468      794,551
Gain on sale of properties                                     0      103,946
                                                      ----------   ----------

Net income                                            $  975,468   $  898,497
                                                      ==========   ==========




Net income per share of beneficial interest          $      7.56  $      6.75
                                                      ==========   ==========





See accompanying notes to financial statements.

                           Statements of Cash Flows
                                    (Unaudited)



                                                     Nine Months Ended
                                                       September 30,
                                                    1998          1997
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   975,468       898,497
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 486,000       450,000
      Gain on disposition of properties                   0      (103,946)
      Changes in other assets and liabilities:
        Increase (decrease) in other assets        (135,660)     (115,579)
        Increase (decrease) in accounts
          payable and accrued expenses               70,625        30,271
        Increase (decrease) in lease deposits        (4,875)        9,750
                                                 ----------    ----------
          Total adjustments to income               416,090       270,496
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,391,558     1,168,993


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (154,695)   (7,872,817)
  Proceeds from the sale of properties                    0       773,389
                                                 ----------    ----------
          Net cash provided by
            investing activities                   (154,695)   (7,099,428)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable                   0     4,200,000
  Line of credit                                    440,000             0
  Redemption of shares                             (354,069)     (186,422)
  Principal payments on long-term notes payable    (106,982)      (67,780)
  Distributions paid                             (1,372,929)   (1,249,384)
                                                 ----------    ----------
          Net cash used by
            financing activities                 (1.393,980)    2,696,414
                                                 ----------    ----------

          Net increase (decrease) in cash          (157,117)   (3,234,021)

Cash and cash equivalents, beginning of period      168,236     3,909,665
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    11,119   $   675,644
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 1998, and the results of its operations for the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

3. On July 1, 1998, the Trust executed a one for thirty reverse share split and a concurrent elimination of all fractional shares less than one when the shareholder account held less than one share. All references to the number of shares and per share amounts have been restated to reflect the impact of the reverse share split.

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Rent revenues increased $393,729 for the nine months ended September 30, 1998, compared to the same period in 1997 primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

Interest revenues decreased $69,294 for the nine months ended September 30, 1998, compared to the same period in 1997 due to lower average cash balances.

Interest expense increased $138,967 for the nine months ended September 30, 1998, compared to the same period in 1997. This increase is attributed to the debt associated with the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

Net income was $7.56 per share for the nine months ended September 30, 1998, compared to $6.75 per share for the same period in 1997.


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

None.




ITEM 6:  REPORTS ON FORM 8-K
None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        November 12, 1998                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



        November 12, 1998                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule