Form 10-K
period 1998-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1999-03-30
CIK 803771

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 1998

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

                                 (800) 308-4532
             (Registrant's telephone number, including area code)


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

                  / X/    Yes            / /      No


     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 1998, was $18,861,158 (based solely on the book value as there is no trading market in the shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    5
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    6
              ITEM 6.   Selected Financial Data ....................    6
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    7
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    9
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    17

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    17
              ITEM 11.  Executive Compensation .....................    18
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    19
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    19

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    20

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

     The principal offices of the Trust are located at One Scripps Drive, Suite 201, Sacramento, California 95825.



CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 1998 is its fourth year of operation as a self-administered, self-managed real estate investment trust.


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


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of 1998.



                                      PART II



ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 11,201 shares from 5,476 shareholders at a cost of $1,221,479 which is an average cost of $109 per share. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts. Closing these accounts reduces annual servicing expenses and increases the book value of shares for the remaining shareholders.

     Effective July 1, 1998, the Trust executed a one-for-thirty reverse share split and a concurrent elimination of all fractional shares when the shareholder account held less than one share. As of December 31, 1998, the Trust had 128,056 shares outstanding to 8,168 shareholders of record.

     No public trading market presently exitst for the shares of the Trust. The Trust does not anticipate that a public trading market will exist within the foreseeable future.





ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 1998. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.

                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            1998       1997       1996       1995       1994
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues              $ 3,290    $ 2,978    $ 2,677    $ 2,858    $ 2,978

    Net income (loss)       1,314      1,181        918        753    (1,443)

Net cash provided by
  operating activities      1,899      1,679      1,563      1,205        107

Total Assets               25,658     26,097     22,843     23,802     25,924

Long-term obligations       6,000      6,145      2,047      2,099      3,345

Net income (loss)
  per share              $  10.07    $  9.00    $  6.90    $  5.40   $ (10.50)

Cash distributions
  per share              $  14.10    $ 12.60    $ 11.40    $  9.60    $  7.80


Per share data has been restated to reflect the impact of the one-for-thirty reverse share split, effective July 1, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of 1998 to 1997 and 1997 to 1996

Effective August 31, 1994, the Trust terminated its agreements with its former advisor and property manager and became self-administered and self-managed. 1998 was the fourth full year the Trust was self-adminsitered and self-managed.

Rent revenues increased $386,834 or 14 percent in 1998 compared to 1997 and $347,610 or 14 percent in 1997 compared to 1996. These increases were primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

Interest revenues decreased $74,854 in 1998 compared to 1997 and $46,692 in 1997 compared to 1996 due to lower average cash balances.

Although rent revenues increased in both 1998 and 1997, operating expenses decreased in both years.

Property taxes decreased $26,263 or 12 percent in 1997 compared to 1996 primarily due to our successful appeals to certain property tax assessments.

Interest expense increased $144,137 or 37 percent in 1998 compared to 1997 and $218,153 or 130 percent in 1997 compared to 1996 due to higher average levels of outstanding debt during 1998 and 1997.

General and administrative expense decreased $30,211 or 10 percent in 1998 compared to 1997 and $59,874 or 16 percent in 1997 compared to 1996. These decreases were primarily the result of fewer professional fees in 1998 and 1997.

The Trust recognized no valuation losses in 1998, 1997 and 1996.

Net income was $1,314,307 of $10.07 per share in 1998, $1,180,730 or $9.00 per share in 1997 and $918,269 or $6.90 per share in 1996.

The Trust paid distributions per share of $14.10, $12.60 and $11.40 in 1998, 1997 and 1996, respectively.



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



YEAR 2000 ISSUES

     Year 2000 issues pertain to the inability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Trust has reviewed the potential impact of Year 2000 compliance issues on its information systems and business opertions, and has determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a meterial impact on its future operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       10

         Balance Sheets
           As of December 31, 1998 and 1997 ........................       11

         Statements of Income
           Years Ended December 31, 1998, 1997 and 1996 ............       12

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 1998, 1997 and 1996 ............       13

         Statements of Cash Flows
           Years Ended December 31, 1998, 1997 and 1996 ............       14

         Notes to Financial Statements .............................       15

         Schedule III
           Real Estate and Accumulated Depreciation ................    21-24

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 1998 and 1997 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 1998, 1997 and 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Burnett, Umphress & Company, LLP






Rancho Cordova, California
February 3, 1999

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       1998           1997
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $3,421,976 and
  $2,859,213 in 1998 and 1997,
  respectively and a valuation allowance
  of $4,945,000 in 1998 and 1997                   $ 24,606,111  $ 24,939,462
Notes receivable                                        726,000       726,000
                                                     ----------   -----------
                                                     25,332,111    25,665,462


Cash and cash equivalents                                24,097       168,236
Other assets                                            302,272       263,728
                                                    -----------   -----------
    Total assets                                   $ 25,658,480  $ 26,097,426
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  5,999,580  $  6,145,044
  Line of credit                                        730,000             0
  Accounts payable                                        5,460        30,688
  Lease deposits                                         62,282        67,157
                                                    -----------   -----------
    Total liabilities                                 6,797,322     6,242,889
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 7,500,000 shares;
    128,056 and 3,960,855 shares outstanding
    in 1998 and 1997, respectively                 $    128,056  $  3,960,855
  Additional paid-in capital                         33,363,866    29,998,871
  Distributions in excess of net income             (14,630,764)  (14,105,189)
                                                    -----------   -----------
    Total shareholders' equity                       18,861,158    19,854,537
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,658,480  $ 26,097,426
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 1998 1997and 1996





                                            1998         1997         1996
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 3,226,430  $ 2,839,596  $ 2,491,986
  Interest                                   63,323      138,177      184,869
                                        -----------  -----------  -----------

                                          3,289,753    2,977,773    2,676,855
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        297,837      305,907      308,460
  Property taxes                            205,934      201,433      227,696
  Property management fees                   51,200       48,000       48,000
  Interest                                  530,067      385,930      167,777
  Depreciation and amortization             610,836      649,936      636,996
  General and administative                 279,572      309,783      369,657
                                        -----------  -----------  -----------

                                          1,975,446    1,900,989    1,758,586
                                        -----------  -----------  -----------

Net income before gain on sale
  of rental properties                    1,314,307    1,076,784      918,269

Gain on sale of rental properties                 0      103,946            0
                                        -----------  -----------  -----------


Net income                              $ 1,314,307  $ 1,180,730  $   918,269
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $     10.07  $      9.00  $      6.90
                                        ===========  ===========  ===========

Weighted average number of shares       $   130,465  $   131,192  $   133,082
                                        ===========  ===========  ===========




See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 1998, 1997 and 1996






                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------
December 31,
 1995          4,120,430   4,120,430   30,395,534   (12,968,268)  21,547,696
Redemption of
 shares          (77,526)    (77,526)    (193,395)        -         (270,921)
Net income         -           -            -           918,269      918,269
Distributions      -           -            -        (1,549,184)  (1,549,184)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1996          4,042,904  $4,042,904  $30,202,139  $(13,599,183) $20,645,860
Redemption of
 shares          (82,049)    (82,049)    (203,268)        -         (285,317)
Net Income         -           -            -         1,180,730    1,180,730
Distributions      -           -            -        (1,686,736)  (1,686,736)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1997          3,960,855  $3,960,855  $29,998,871  $(14,105,189) $19,854,537
               ---------   ---------   ----------   -----------   ----------
Redemption of
 shares           (3,972)     (3,972)    (463,832)        -         (467,804)
Net income         -           -            -         1,314,307    1,314,307
Distributions      -           -            -        (1,839,882)  (1,839,882)
One-for-thirty
 reverse share
 split        (3,828,827) (3,828,827)   3,828,827         -            -
               ---------   ---------   ----------   -----------   ----------
December 31,
 1998            128,056     128,056  $33,363,866  $(14,630,764) $18,861,158
               =========   =========   ==========   ===========   ==========









See notes to financial statements.





        14              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997 and 1996

                                           1998          1997        1996
                                        ----------   ----------   ----------
OPERATING ACTIVITIES:
  Net income                          $  1,314,307  $ 1,180,730  $   918,269
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            610,835      649,936      636,996
    Amortization of loan fees                4,290        4,285        4,290
    Gain on sale of properties                   0     (103,946)           0
  Changes in other assets &
    liabilities:
     Decrease in other assets                    0            0        8,383
     Increase(decrease)in accounts
       payable                             (25,228)     (59,367)       5,318
     Increase(decrease)in lease
       deposits                             (4,875)       7,312      (10,526)
                                        ----------   ----------   ----------
     Total adjustments to net income       585,022      498,220      644,461
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,899,329    1,678,950    1,562,730
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Purchases & improvements to
    properties                            (277,484)  (4,133,378)    (501,586)
  Proceeds from the sale of
    properties                                   0      787,341    3,139,682
  Collections on notes receivable                0            0       92,869
  Increase in other assets                 (42,834)           0            0
                                        ----------   ----------   ----------
        NET CASH PROVIDED(USED)BY
        INVESTING ACTIVITIES              (320,318)  (3,346,037)   2,730,965
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Advances on line of credit               730,000            0            0
  Redemption of shares                    (467,804)    (285,317)    (270,921)
  Payments on long-term notes payable     (145,464)    (102,289)     (51,586)
  Distributions paid                    (1,839,882)  (1,686,736)  (1,549,184)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (1,723,150)  (2,074,342)  (1,871,691)
                                        ----------   ----------   ----------
        NET INCREASE(DECREASE)IN CASH     (144,139)  (3,741,429)   2,422,004

Cash and cash equivalents at
 beginning of year                     $   168,236  $ 3,909,665  $ 1,487,661
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $    24,097  $   168,236  $ 3,909,665
                                        ==========   ==========   ==========

INTEREST PAID                          $   525,777  $   381,644  $   163,487
                                        ==========   ==========   ==========
See notes to financial statements.
        15               USA REAL ESTATE INVESTMENT TRUST
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

CASH EQUIVALENTS: For purposes of the statement of cash flows, all certificates of deposit with original maturities of ninety days or less are considered cash equivalents. At December 31, 1997, the Trust maintained deposits in a financial institution in excess of FDIC insurable amounts.

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

REVERSE SHARE SPLIT: Effective July 1, 1998, the Trust executed a one for thirty reverse share split of its shares of beneficial interest. All references to the number of shares and per share amounts have been restated to reflect the impact of the reverse share split.

NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 130,465, 131,192 and 133,082 during 1998, 1997 and 1996, respectively.

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


2.  NOTE RECEIVABLE

The note receivable as of December 31, 1998 and 1997 is collateralized by a property in Sacramento, California. As of December 31, 1998, the $726,000 note bears interest at 8 percent per annum and is payable in monthly installments of interest only until October 8, 2000, when the entire note is due. The fair value of the note approximates the carrying value as of December 31, 1998 and December 31, 1997.


3.  LONG-TERM NOTES PAYABLE

Long-term notes payable are collateralized by two properties in California. As of December 31, 1998, the long-term notes payable bear interest at rates ranging from 8 percent to 8.6 percent and mature in 1999 and 2017. Principal payments during each of the next five years are as follows: $2,020,096, $102,313, $111,467, $121,440, and $3,644,264 thereafter. The aggregate fair value of the notes approximate their carrying value as of December 31, 1998 and 1997. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the notes.


4.  LINE OF CREDIT

As of December 31, 1998 and 1997, the Trust had available a $750,000 line of credit. The line of credit expires June 30, 1999. Advances under the line of credit bear interest at the bank's prime rate plus 3/4 percent, which was 8 3/4 percent at December 31, 1998, and is collateralized by a deed of trust on one property. There was $730,000 and $0 outstanding on the line of credit as of December 31, 1998 and 1997, respectively.


5.  DISTRIBUTIONS

Cash distributions per share of beneficial interest for Federal income tax purposes for the past three years were: 73 percent of the distributions paid in 1998 were ordinary income and 29 percent were return of capital; 27 percent of the distributions paid in 1997 were ordinary income and 73 persent were return of capital; 1 percent of the distributions paid in 1996 were capital gains, 13 percent were ordinary income and 86 percent were return of capital.


6.  RENT UNDER OPERATING LEASES

Noncancelable operating leases provide for minimum rent during each of the next five years of $2,722,378, $2,428,234, $2,401,672, $1,607,225 and
$1,118,759, respectively, and in aggregate $10,542,800 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.

                                    PART III.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       47       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          65       1988        Trustee and Secretary
        Joyce A. Marks            64       1986                Trustee


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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 1998, the Trust was managed by its Trustees as a self-administered, self- managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as a officer. During 1998, none of the Trust's officers received compensation in excess of $51,200.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   1998    $51,200      $72,575 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $21,375.



COMPENSATON OF TRUSTEES

     Each Trustee receives $1,375 or $345 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 1998. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 1998, the Trust had twelve regular and three special meetings of its Trustees. All Trustees attended all of the meetings.




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


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee             47.3126          .0004
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                  47.3126          .0004




     During 1998, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----

          Independent Auditors' Report ......................      10

          Balance Sheets:  December 31, 1998 and 1997 .......      11

          Statements of Income:  Years Ended
            December 31, 1998, 1997 and 1996 ................      12

          Statements of Changes in Shareholders' Equity:
            Years Ended December 31, 1998, 1997 and 1996 ....      13

          Statements of Cash Flows:  Years Ended
            December 31, 1998, 1997 and 1996 ................      14

          Notes to Financial Statements .....................   15-16


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   21-24


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b)       REPORTS ON FORM 8-K
          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initital Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Decription        Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California            $ 1,933,708   $  1,690,000   $  2,542,532
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                   -           450,000           -
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1590 Sycamore,
 Hercules,
 California              4,065,872      1,310,000      5,912,015

                      ------------   ------------   ------------
Total Retail             5,999,580      9,753,000     11,733,880
                      ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

                      ------------   ------------   ------------
Total Industrial              -         1,500,000      2,213,325
                      ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
Total Office                  -           650,000      2,274,888
                      ------------   ------------   ------------
                      $  5,999,850   $ 11,903,000   $ 16,222,093
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998


Page 1, Part B
------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California           $       7,300  $         -
7390 Greenback Lane,
 Citrus Heights,
 California                   5,957            -
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                    -               -
19401 Parthenia
 Street, Northridge,
 California               2,487,020            -
1590 Sycamore,
 Hercules,
 California                  28,761            -

                      -------------   -------------
Total Retail              2,529,038            -
                      -------------   -------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                 811,117            -

                      -------------   -------------
Total Industrial            811,117            -
                      -------------   -------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               1,507,839            -

                      -------------   -------------
Total Office              1,507,839            -
                      -------------   -------------
                      $   4,847,994   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $  1,690,000   $  2,549,832   $    590,000   $  3,649,832
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        185,290        102,000        616,290
3090 Sunrise Blvd.,
 Rancho Cordova,
 California               450,000           -              -           450,000
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,587,020      3,483,000      7,874,020
1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776

                     ------------   ------------   ------------   ------------
Total Retail            9,753,000     14,262,918      4,175,000     19,840,918
                     ------------   ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,024,442           -         4,524,442

                     ------------   ------------   ------------   ------------
Total Industrial        1,500,000      3,024,442           -         4,524,442
                     ------------   ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,782,727        770,000      3,662,727

                     ------------   ------------   ------------   ------------
Total Office              650,000      3,782,727        770,000      3,662,727
                     ------------   ------------   ------------   ------------
                     $ 11,903,000   $ 21,070,087   $  4,945,000   $ 28,028,087
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998


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

RETAIL:
170-174 West Shaw
 Avenue, Clovis,
 California          $    520,697      1985           05/90        40 years
7390 Greenback Lane,
 Citrus Heights,
 California                32,366       1980          08/90        40 years
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                  -           N/A          10/90            N/A
19401 Parthenia
 Street, Northridge,
 California             1,641,288       1973          11/90        40 years
1590 Sycamore,
 Hercules,
 California               255,921                     05/97        40 years

                     ------------
Total Retail            2,454,272
                     ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               443,303       1975          09/92        40 years

                     ------------
Total Industrial          443,303
                     ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               524,401                                  40 years

                     ------------
Total Office              524,401
                     ------------
                     $  3,421,976
                     ============

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 25, 1999           USA Real Estate Investment Trust
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




     Dated:    March 25, 1999                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 25, 1999                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee





     Dated:    March 25, 1999                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule