Form 10-Q
period 1999-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1999-05-17
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 1999
  par value one dollar per share                             129,549

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 1999 and
                December 31, 1998 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 1999 and 1998 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 1999 and 1998 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        1999          1998
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,063,279 at March 31,
    1999 and $3,421,976 at December 31, 1998       $ 21,320,495  $ 24,606,111

  Notes receivable                                    1,076,000       726,000
                                                     ----------   -----------
                                                     22,396,495    25,332,111


Cash and cash equivalents                                14,675       24,097
Other assets                                            177,040       302,272
                                                    -----------   -----------
    Total assets                                   $ 22,588,210  $ 25,658,480
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  4,042,981  $  5,999,580
  Line of credit                                              0       730,000
  Accounts payable                                       56,460         5,460
  Lease deposits                                         62,282        52,282
                                                    -----------   -----------
    Total liabilities                                 4,161,723     6,797,322
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    126,549 shares outstanding at March 31,
    1999 and 128,056 shares outstanding at
    December 31, 1998                              $    126,549  $    128,056
  Additional paid-in capital                         33,180,394    33,363,866
  Distributions in excess of cumulative
    net income                                      (14,880,456)  (14,630,764)
                                                    -----------   -----------
    Total shareholders' equity                       18,426,487    18,861,158
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 22,588,210  $ 25,658,480
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         1999         1998
                                                      ----------   ----------

Revenues:
  Rent                                                $  803,388   $  826,767
  Interest                                                15,126       17,915
                                                      ----------   ----------

                                                         818,514      844,682
                                                      ----------   ----------


Expenses:
Operating expenses                                        73,710       71,679
  Property taxes                                          51,000       47,913
  Property management fees                                13,200       12,000
  Interest                                               126,925      130,104
  Depreciation and amortization                          162,000      162,000
  General and administative                               89,590       93,632
                                                      ----------   ----------

Net income before loss on sale of rental properties      516,425      517,328
Loss on sale of rental properties                        (92,558)           0
                                                      ----------   ----------

Net Income                                             $ 209,531   $  327,354
                                                      ==========   ==========



Net income per share of beneficial interest           $     1.65   $     2.40
                                                      ==========   ==========












See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    1999          1998
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   209,531    $  327,354
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     162,000       162,000
  Loss on sale of rental properties                  92,558             0
  Changes in other assets and liabilities:
    Decrease (increase) in other assets             125,232       (35,416)
    Increase in accounts payable                     51,000        38,105
                                                 ----------    ----------
          Total adjustments to income               430,790       164,689
                                                 ----------    ----------

          Net cash provided by
            operating activities                    640,321       492,043


INVESTING ACTIVITIES:
  Improvements to properties                         (5,519)      (23,975)
  Increase in notes receivable                     (350,000)            0
  Proceeds from the sale of properties            3,036,577             0
                                                   ----------    ----------
          Net cash used by investing activities   2,681,058       (23,975)


FINANCING ACTIVITIES:
  Redemption of shares                             (184,979)      (50,815)
  Payments on long-term notes payable            (1,956,599)      (34,920)
  Payments on line of credit                       (730,000)            0
  Distributions paid                               (459,223)     (435,059)
                                                 ----------    ----------
          Net cash used by financing activities  (3,330,801)     (520,794)
                                                 ----------    ----------
          Net decrease in cash                       (9,422)      (52,726)

Cash and cash equivalents at beginning of period     24,097       168,236
                                                 ----------    ----------
Cash and cash equivalents at end of period      $    14,675   $   115,510
                                                 ==========    ==========





See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 1999, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1998 Form 10-K, which are incorporated herein by reference.

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

    3. Effective July 1, 1998, the Trust executed a one-for-thirty reverse share split of its shares of beneficial interest. All references to the number of shares and per share amounts have been restated to reflect the impact of said reverse share split.

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        The $92,558 or $0.73 per share loss on sale of rental properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California in March, 1999.

        Net income was $209,531 or $1.65 per share for the three months ended March 31, 1999 compared to $327,354 or $2.40 per share for the same period in 1998.

        The Trust paid distributions of $3.60 per share for the three months ended March 31, 1999 and $3.30 per share for the same period in 1998.

        LIQUIDITY AND CAPITAL RESOURCES

        The Trust expects that operating income, cash in the bank, proceeds from the sale of properties, and borrowings collateralized by properties will adequately meet its liquidity and capital resource requirements in the future.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 1999                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 1999                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule