Form 10-Q
period 1999-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1999-08-25
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 1999               Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


      California                                     68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


 One Scripps Drive, PMB 314, PO Box 255427, Sacramento, California  95865-5427
      (Address of registrant's principal executive offices)  (Zip Code)

                                1-800-308-4532
            (Registrant's telephone number, including area code)


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 1999
 par value one dollar per share                              125,025

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 1999 and
                December 31, 1998 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 1999 and 1998 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 1999 and 1998 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 1999 and 1998 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        1999          1998
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,225,279 at June 30,
    1999 and $3,421,976 at December 31, 1998       $ 24,703,970  $ 24,606,111
  Notes receivable                                    1,076,000       726,000
                                                     ----------   -----------
                                                     25,779,970    25,332,111


Cash                                                     26,153        24,097
Other assets                                            234,269       302,272
                                                    -----------   -----------
    Total assets                                   $ 26,040,392  $ 25,658,480
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,619,594  $  5,999,580
  Line of credit                                      1,242,000       730,000
  Accounts payable and accrued expenses                       0         5,460
  Lease deposits                                         62,282        62,282
                                                    -----------   -----------
    Total liabilities                                 7,923,876     6,797,322
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    125,025 shares outstanding at June 30,
    1999 and 128,056 at December 31, 1998          $    125,025  $    128,056
  Additional paid-in capital                         32,994,634    33,363,866
  Distributions in excess of cumulative
    net income                                      (15,003,143)  (14,630,764)
                                                    -----------   -----------
    Total shareholders' equity                       18,116,516    18,861,158
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,040,392  $ 25,658,480
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         1999         1998
                                                      ----------   ----------

Revenues:
  Rent                                                $  797,943   $  793,573
  Interest                                                23,987       15,763
                                                      ----------   ----------

                                                         821,930      809,336
                                                      ----------   ----------


Expenses:
  Operating expenses                                      73,473       73,366
  Property taxes                                          48,957       47,913
  Property management fees                                13,200       12,800
  Interest                                               118,695      130,125
  Depreciation and amortization                          162,000      162,000
  General and administative                               75,835       69,165
                                                      ----------   ----------
                                                         492,160      495,369
                                                      ----------   ----------


Net income                                            $  329,770   $  313,967
                                                      ==========   ==========




Net income per share of beneficial interest           $     2.63   $     2.40
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         1999         1998
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,601,331  $ 1,620,340
  Interest                                                39,113       33,678
                                                      ----------   ----------

                                                       1,640,444    1,654,018
                                                      ----------   ----------


Expenses:
  Operating expenses                                     147,183      145,045
  Property taxes                                          99,957       95,826
  Property management fees                                26,400       24,800
  Interest                                               245,620      260,229
  Depreciation and amortization                          324,000      324,000
  General and administrative                             165,425      162,797
                                                      ----------   ----------

                                                     $ 1,008,585  $ 1,012,697
                                                      ----------   ----------

Net income before loss on sale of rental properties      631,859      641,321

Loss on sale of rental properties                         92,558            0
                                                      ----------   ----------

Net income                                           $   539,301  $   641,321
                                                      ==========   ==========




Net income per share of beneficial interest          $      4.26  $      4.80
                                                      ==========   ==========







See accompanying notes to financial statements.

                           Statements of Cash Flows
                                    (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                    1999          1998
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   539,301       641,321
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 324,000       324,000
      Loss on sale of rental properties              92,558             0
      Changes in other assets and liabilities:
        Increase (decrease) in other assets          68,003       (78,066)
        Increase (decrease) in accounts
          payable and accrued expenses               (5,460)       (6,663)
                                                 ----------    ----------
          Total adjustments to income               479,101       239,271
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,018,402       880,592


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                            (3,550,994)      (77,598)
  Increase in notes receivable                     (350,000)            0
  Proceeds from the sale of properties            3,036,577             0
                                                 ----------    ----------
          Net cash used by
            investing activities                   (864,417)      (77,598)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable           2,600,000             0
  Line of credit                                    512,000       155,000
  Redemption of shares                             (372,263)     (144,621)
  Principal payments on long-term notes payable  (1,979,986)      (70,576)
  Distributions paid                               (911,680)     (903,042)
                                                 ----------    ----------
          Net cash used by
            financing activities                   (151,929)     (963,239)
                                                 ----------    ----------

          Net increase (decrease) in cash             2,056      (160,245)

Cash and cash equivalents, beginning of period       24,097       168,236
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    26,153   $     7,991
                                                 ==========    ==========



See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 1999, and the results of its operations for the six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

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

Net income was $2.63 and $4.26 per share for the three months and six months ended June 30, 1999, repsectively, compared to $2.40 and $4.80 for the three months and six months ended June 30, 1998, respectively.

The Trust paid distributions of $3.60 and $7.20 per share for the three months and six months ended June 30, 1999, respectively, compared to $3.60 and $6.90 per share for the three months and six months ended June 30, 1998, respectively.



CAPITAL RESOURCES AND LIQUIDITY

The Trust expects that operating income, proceeds from the sale of properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.





                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 12, 1999, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.



ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 14, 1999                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



           August 14, 1999                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule