Form 10-Q
period 1999-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 1999-12-08
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999      Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


      California                                     68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          PMB 314, P.O. Box 255427, Sacramento, California 95825-5427 (Address of registrant's principal executive offices) (Zip Code)


                                (800)308-4532
               (Registrant's telephone number, including area code)


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 1999
 par value one dollar per share                             122,854

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 1999 and
                December 31, 1998 .................................    3

              Statements of Income - For the Nine Months
                Ended September 30, 1999 and 1998 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 1999 and 1998 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 1999 and 1998 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        1999          1998
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                     Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,387,279 at September 30,
    1999 and $3,421,976 at December 31, 1998       $ 24,600,254  $ 24,606,111
  Notes receivable                                    1,076,000       726,000
                                                     ----------   -----------
                                                     25,676,254    25,332,111


Cash                                                     28,189        24,097
Other assets                                            244,361       302,272
                                                    -----------   -----------
    Total assets                                   $ 25,948,804  $ 25,658,480
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,577,485  $  5,999,580
  Line of credit                                      1,581,000       730,000
  Accounts payable and accrued expenses                  51,000         5,460
  Lease deposits                                         62,282        62,282
                                                    -----------   -----------
    Total liabilities                                 8,271,767     6,797,322
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    122,854 shares outstanding at September 30,
    1999 and 128,056 at December 31, 1998          $    122,854  $    128,056
  Additional paid-in capital                         32,729,852    33,363,866
  Distributions in excess of cumulative
    net income                                      (15,175,669)  (14,630,764)
                                                    -----------   -----------
    Total shareholders' equity                       17,677,037    18,861,158
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,948,804  $ 25,658,480
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         1999         1998
                                                      ----------   ----------

Revenues:
  Rent                                                $  809,627   $  801,852
  Interest                                                21,559       14,773
                                                      ----------   ----------

                                                         831,186      816,625
                                                      ----------   ----------


Expenses:
  Operating expenses                                      76,096       76,369
  Property taxes                                          51,000       47,913
  Property management fees                                13,200       13,200
  Interest                                               161,873      131,088
  Depreciation and amortization                          162,000      162,000
  General and administative                               50,865       51,908
                                                      ----------   ----------

                                                         515,034      482,478
                                                      ----------   ----------


Net income before loss on sale of properties             316,152      334,147
Loss on sale of properties                                     0            0
                                                      ----------   ----------

Net income                                            $  316,152   $  334,147
                                                      ==========   ==========




Net income per share of beneficial interest           $     2.56   $     2.59
                                                      ==========   ==========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                         Nine Months Ended
                                                           September 30,
                                                         1999         19987
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,410,958  $ 2,422,192
  Interest                                                60,672       48,451
                                                      ----------   ----------

                                                       2,471,630    2,470,643
                                                      ----------   ----------


Expenses:
  Operating expenses                                     223,279      221,414
  Property taxes                                         150,957      143,739
  Property management fees                                39,600       38,000
  Interest                                               407,493      391,317
  Depreciation and amortization                          486,000      486,000
  General and administrative                             216,290      214,705
                                                      ----------   ----------

                                                       1,523,619    1,495,175
                                                      ----------   ----------

Net income before loss on sale of properties             948,011      975,468
Loss on sale of properties                               (92,558)           0
                                                      ----------   ----------

Net income                                            $  855,453   $  975,468
                                                      ==========   ==========




Net income per share of beneficial interest          $      6.82  $      7.56
                                                      ==========   ==========





See accompanying notes to financial statements.

                           Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                    1999          1998
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   855,453       975,468
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 486,000       486,000
      Loss on sale of rental properties              92,558             0
      Changes in other assets and liabilities:
        Increase (decrease) in other assets          57,911      (135,660)
        Increase in accounts payable
          and accrued expenses                       45,540        70,625
        Decrease) in lease deposits                       0        (4,875)
                                                 ----------    ----------
          Total adjustments to income               682,009       416,090
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,537,462     1,391,558


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                            (3,609,278)     (154,695)
  Increase in notes receivable                     (350,000)            0
  Proceeds from the sale of properties            3,036,577             0
                                                 ----------    ----------
          Net cash provided by
            investing activities                   (922,701)     (154,695)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable           2,600,000             0
  Line of credit                                    851,000       440,000
  Redemption of shares                             (639,216)     (354,069)
  Principal payments on long-term notes payable  (2,022,095)     (106,982)
  Distributions paid                             (1,400,358)   (1,372,929)
                                                 ----------    ----------
          Net cash used by
            financing activities                   (610,669)   (1,393,980)
                                                 ----------    ----------

          Net increase (decrease) in cash             4,092      (157,117)

Cash and cash equivalents, beginning of period       24,097       168,236
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    28,189   $    11,119
                                                 ==========    ==========


See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 1999, and the results of its operations for the nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

Net income was $2.56 and $6.82 per share for the three months and nine months ended September 30, 1999, repsectively, compared to $2.59 and $7.56 for the three months and nine months ended September 30, 1998, respectively.

The Trust paid distributions of $3.96 and $11.16 per share for the three months and nine months ended September 30, 1999, respectively, compared to $3.60 and $10.50 per share for the three months and nine months ended September 30, 1998, respectively.



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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        November 6, 1999                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



        November 6, 1999                      Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule