Form 10-K
period 1999-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2000-03-27
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Shares of Beneficial Interests
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  / X/    Yes            / /      No

     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 1999, was $17,284,049 (based solely on the book value as there is no trading market in the shares).

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

     The office of the Trust is located at One Scripps Drive, in Sacramento, California.



CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 1999 is its fifth year of operation as a self-administered, self-managed real estate investment trust.


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


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of 1999.



                                      PART II



ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 18,273 shares from 6,318 shareholders at a cost of $2,094,055 which is an average cost of $115 per share. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts. Closing these accounts reduces annual servicing expenses and increases the book value of shares for the remaining shareholders.

     Effective July 1, 1998, the Trust executed a one-for-thirty reverse share split and a concurrent elimination of all fractional shares when the shareholder account held less than one share. As of December 31, 1999, the Trust had 120,984 shares outstanding to 6,676 shareholders of record.

     No public trading market presently exists for the shares of the Trust. The Trust does not anticipate that a public trading market will exist within the foreseeable future.





ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 1999. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.

                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            1999       1998       1997       1996       1995
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues              $ 3,313    $ 3,290    $ 2,978    $ 2,677    $ 2,858

    Net income (loss)       1,176      1,314      1,181        918        753

Net cash provided by
  operating activities      1,812      1,899      1,679      1,563      1,205

Total Assets               26,222     25,658     26,097     22,843     23,802

Long-term obligations       6,535      6,000      6,145      2,047      2,099

Net income (loss)
  per share              $   9.45    $ 10.07    $  9.00    $  6.90   $   5.40

Cash distributions
  per share              $  15.12    $ 14.10    $ 12.60    $ 11.40    $  9.60


Per share data has been restated to reflect the impact of the one-for-thirty reverse share split, effective July 1, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of 1999 to 1998 and 1998 to 1997

     Effective August 31, 1994, the Trust terminated its agreements with its former advisor and property manager and became self-administered and self-managed. 1999 was the fifth full year the Trust was self-adminsitered and self-managed.

     Rent revenues increased $386,834 or 14 percent in 1998 compared to 1997 primarily due to the purchase of 1590 Sycamore Drive in Hercules, California in May, 1997.

     Although rent revenues increased in both 1999 and 1998, operating expenses decreased slightly in both years.

     Property taxes increased $10,128 or 5 percent in 1999 compared to 1998 primarily due to the expiration of certain temporary assessment reductions.

     Interest expense increased $48,104 or 9 percent in 1999 compared to 1998 and $144,137 or 37 percent in 1998 compared to 1997 due to higher average levels of outstanding debt during 1999 and 1998.

     General and administrative expense decreased $17,226 or 6 percent in 1999 compared to 1998 and $30,211 or 10 percent in 1998 compared to 1997.

     The Trust recognized no valuation losses in 1999, 1998 and 1997.

     The 1999 loss on sale of properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California in March 1999.

     The 1997 gain on sale of properties was attributed to the sale of 1056 Harbor Boulevard in West Sacramento, California in August 1997.

     Net income was $1,175,630 or $9.45 per share in 1999, $1,314,307 or
$10.07 per share in 1998 and $1,180,730 or $9.00 per share in 1997.

     The Trust paid distributions per share of $15.12, $14.10 and $12.60 in 1999,1998 and 1997, respectively.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       10

         Balance Sheets
           As of December 31, 1999 and 1998 ........................       11

         Statements of Income
           Years Ended December 31, 1999, 1998 and 1997 ............       12

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 1999, 1998 and 1997 ............       13

         Statements of Cash Flows
           Years Ended December 31, 1999, 1998 and 1997 ............       14

         Notes to Financial Statements .............................       15

         Schedule III
           Real Estate and Accumulated Depreciation ................    21-25

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 1999 and 1998 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 1999, 1998 and 1997. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Burnett + Company LLP






Rancho Cordova, California
January 14, 2000

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       1999           1998
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $3,472,316 and
  $3,421,976 in 1999 and 1998,
  respectively and a valuation allowance
  of $4,355,000 and $4,945,000 in 1999
  and 1998, respectively                           $ 24,680,481  $ 24,606,111
Notes receivable                                      1,076,000       726,000
                                                     ----------   -----------
                                                     25,756,481    25,332,111


Cash and cash equivalents                                71,679        24,097
Other assets                                            393,710       302,272
                                                    -----------   -----------
    Total assets                                   $ 26,221,870  $ 25,658,480
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  6,534,539  $  5,999,580
  Lines of credit                                     2,341,000       730,000
  Accounts payable                                            0         5,460
  Lease deposits                                         62,282        62,282
                                                    -----------   -----------
    Total liabilities                                 8,937,821     6,797,322
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    120,984 and 128,056 shares outstanding
    in 1999 and 1998, respectively                 $    120,984  $    128,056
  Additional paid-in capital                         32,498,365    33,363,866
  Distributions in excess of net income             (15,335,300)  (14,630,764)
                                                    -----------   -----------
    Total shareholders' equity                       17,284,049    18,861,158
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,221,870  $ 25,658,480
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 1999, 1998 and 1997





                                            1999         1998         1997
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 3,233,365  $ 3,226,430  $ 2,839,596
  Interest                                   79,893       63,323      138,177
                                        -----------  -----------  -----------

                                          3,313,258    3,289,753    2,977,773
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        297,473      297,837      305,907
  Property taxes                            216,062      205,934      201,433
  Property management fees                   52,800       51,200       48,000
  Interest                                  578,171      530,067      385,930
  Depreciation and amortization             647,124      610,836      649,936
  General and administative                 262,346      279,572      309,783
                                        -----------  -----------  -----------

                                          2,053,976    1,975,446    1,900,989
                                        -----------  -----------  -----------

Net income before gain or (loss)
  on sale of rental properties            1,259,282    1,314,307    1,076,784

Gain or (loss) on sale of rental
  properties                                (83,652)           0      103,946
                                        -----------  -----------  -----------


Net income                              $ 1,175,630  $ 1,314,307  $ 1,180,730
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $      9.45  $     10.07  $      9.00
                                        ===========  ===========  ===========

Weighted average number of shares       $   124,400  $   130,465  $   131,192
                                        ===========  ===========  ===========




See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 1999, 1998 and 1997






                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
 1996          4,042,904  $4,042,904  $30,202,139  $(13,599,183) $20,645,860
Repurchases
 of shares       (82,049)    (82,049)    (203,268)        -         (285,317)
Net Income         -           -            -         1,180,730    1,180,730
Distributions      -           -            -        (1,686,736)  (1,686,736)
               ---------   ---------   ----------   -----------   ----------
December 31,
 1997          3,960,855  $3,960,855  $29,998,871  $(14,105,189) $19,854,537
               ---------   ---------   ----------   -----------   ----------
Repurchases
 of shares        (3,972)     (3,972)    (463,832)        -         (467,804)
Net income         -           -            -         1,314,307    1,314,307
Distributions      -           -            -        (1,839,882)  (1,839,882)
One-for-thirty
 reverse share
 split        (3,828,827) (3,828,827)   3,828,827         -            -
              ---------   ---------   ----------   -----------   ----------
December 31,
 1998            128,056  $  128,056  $33,363,866  $(14,630,764) $18,861,158

Repurchases
  of shares       (7,072)     (7,072)    (865,501)        -         (872,573)
Net income         -           -            -         1,175,630    1,175,630
Distributions      -           -            -        (1,880,166)  (1,880,166)
               ---------   ---------   ----------   -----------   ----------
December 31,
1999             120,984  $  120,984  $32,498,365  $(15,335,300) $17,284,049
               =========   =========   ==========   ===========   ==========









See notes to financial statements.



        14              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998 and 1997

                                           1999          1998        1997
OPERATING ACTIVITIES:                   ----------   ----------   ----------

Net income                             $ 1,175,630  $ 1,314,307  $ 1,180,730
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            647,124      610,835      649,936
    Amortization of loan fees                3,934        4,290        4,285
    (Gain)loss on sale of properties        83,652            0     (103,946)
  Changes in other assets & liabilities:
    Increase in other assets               (92,476)           0            0
    Decrease in accounts payable            (5,460)     (25,228)     (59,367)
    (Increase)decrease in lease deposits         0       (4,875)       7,312
                                        ----------   ----------   ----------
     Total adjustments to net income       636,774      585,022      498,220
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,812,404    1,899,329    1,678,950
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Purchases and improvements to
    properties                          (1,174,541)    (277,484)  (4,133,378)
  Proceeds from the sale of properties   2,686,576            0      787,341
  Increase in other assets                 (70,074)     (42,834)           0
                                        ----------   ----------   ----------
        NET CASH PROVIDED BY (USED
        IN)INVESTING ACTIVITIES          1,441,961     (320,318)  (3,346,037)
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Borowings on lines of credit           1,611,000      730,000            0
  Redemption of shares                    (872,573)    (467,804)    (285,317)
  Payments on long-term notes payable   (2,065,044)    (145,464)    (102,289)
  Distributions paid                    (1,880,166)  (1,839,882)  (1,686,736)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (3,206,783)  (1,723,150)  (2,074,342)
                                        ----------   ----------   ----------
        NET INCREASE(DECREASE)IN CASH       47,582     (144,139)  (3,741,429)

Cash and cash equivalents at
 beginning of year                     $    24,097  $   168,236  $ 3,909,665
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $    71,679  $    24,097  $   168,236
                                        ==========   ==========   ==========
INTEREST PAID                          $   574,237  $   525,777  $   381,644
                                        ==========   ==========   ==========

                  NON-CASH INVESTING AND FINANCING ACTIVITIES
During 1999 the Trust received a $350,000 promissory note as a portion of the consideration received on the sale of 170-174 West Shaw Avenue in Clovis, California, and purchased 845 Harbor Blvd. in West Sacramento, California, utilizing debt of $2,600,000.
See notes to financial statements.
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

     RENTAL PROPERTIES: The Trust carries its rental properties at depreciated cost unless the asset is determined to be impaired. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted by the Trust on January 1, 1996, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

     Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over forty years.

     LEASING COSTS AND LOAN COSTS: Costs incurred in obtaining leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining loans are amortized on the straight-line method over the terms of the related debt.

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

     NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 124,400, 130,465 and 131,192 during 1999, 1998 and 1997, respectively.
<PAGE 16>
     CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The Trust's properties and the collateral for its note receivable are all located in California.

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


2.  NOTES RECEIVABLE

     Notes receivable consists of two notes of $726,000 and $350,000 at December 31, 1999 and one note of $726,000 at December 31, 1998. The notes are collateralized by properties in California. Both notes bear interest at 8 percent per annum and are payable in monthly installments of interest only. The $726,000 note is due in October 2000. The $350,000 note was due December 31, 1999 and negotiations in regards to payment of part of the principal and extension of the remaining balance are ongoing. The fair market value of the notes approximates their carrying value at December 31, 1999 and 1998.


3.  LONG-TERM NOTES PAYABLE

     Long-term notes payable are collateralized by two properties in California. As of December 31, 1999, the long-term notes payable bear interest at rates ranging from 7.0 percent to 8.6 percent and mature in 2014 and 2017. Principal payments during each of the next five years are as follows: $180,509, $195,329, $211,378, $228,761 and $247,587,respectively, and in aggregrate $5,470,975, thereafter. The aggregate fair value of the notes approximates their carrying value as of December 31, 1999 and 1998 the Trust for debt with similar terms and maturity were used to estimate the fair value of the notes.


4.  LINES OF CREDIT

     The Trust has available two lines of credit with different financial institutions, with interest at prime plus 0.75 percent per annum, payable monthly. The credit lines are for $2,000,000 each and expire on March 31, 2000 and June 30, 2000. Both lines are secured by real property. At December 31, 1999, there was an aggregate outstanding balance of $2,341,000 on the lines of credit.


5.  DISTRIBUTIONS

     Cash distributions per share of beneficial interest for Federal income tax purposes for the past three years were: 36 percent of the distributions paid in 1999 were ordinary income and 64 percent were nontaxable; 73 percent of the distributions paid in 1998 were ordinary income and 27 percent were nontaxable; 27 percent of the distributions paid in 1997 were ordinary income and 73 percent were nontaxable.


<PAGE 17>
6.  RENT UNDER OPERATING LEASES

     Noncancelable operating leases provide for minimum rent during each of the next five years of $2,892,661, $2,394,773, $1,895,833, $1,421,055 and
$1,134,307, respectively, and in aggregate $12,620,052 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       48       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          66       1988        Trustee and Secretary
        Joyce A. Marks            65       1986                Trustee


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

<PAGE 18>
     BENJAMIN A. DIAZ. The Honorable Benjamin A. Diaz is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from April, 1976, to May, 1986. He has been engaged in private practice in Sacramento, California, as a partner in the law firm of Grossfield and Diaz from June, 1986, to September, 1987, and in the law firm of Diaz & Gebers, specializing in real estate transactions, general practice, litigation, business law, and personal injury matters from October, 1987 to December, 1991. From January, 1992, to the present, Judge Diaz has been engaged in pro tem judging, arbitration, mediation and consulting services. Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law, Sacramento, California, in 1966. Prior to serving on the bench, Mr. Diaz had extensive tax and auditing experience with the State of California Franchise Tax Board, dealing with large corporate unitary tax audits, and with the California State Board of Equalization.

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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 1999, the Trust was managed by its Trustees as a self-administered, self- managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 1999, none of the Trust's officers received compensation in excess of $71,706.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   1999    $52,800      $71,706 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $18,906.
<PAGE 19>
COMPENSATON OF TRUSTEES

     Each Trustee receives $1,375 or $345 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 1999. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 1999, the Trust had twelve regular and four special meetings of its Trustees. All Trustees attended all of the meetings.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 29, 2000, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee            184.5666          .1546
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                 184.5666          .1546




     During 1999, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.








<PAGE 20>
                                  PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----

          Independent Auditors' Report ......................      10

          Balance Sheets:  December 31, 1999 and 1998 .......      11

          Statements of Income:  Years Ended
            December 31, 1999, 1998 and 1997 ................      12

          Statements of Changes in Shareholders' Equity:
            Years Ended December 31, 1999, 1998 and 1997 ....      13

          Statements of Cash Flows:  Years Ended
            December 31, 1999, 1998 and 1997 ................      14

          Notes to Financial Statements .....................   15-16


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   21-25


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b)       REPORTS ON FORM 8-K
          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initital Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Decription        Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                   -           450,000           -
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1590 Sycamore,
 Hercules,
 California              3,971,289      1,310,000      5,912,015
845 Harbor Blvd.,
 West Sacramento,
 California              2,563,250        770,000      2,816,391
                      ------------   ------------   ------------
Total Retail             6,534,539      8,833,000     12,007,739
                      ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

                      ------------   ------------   ------------
Total Industrial              -         1,500,000      2,213,325
                      ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
Total Office                  -           650,000      2,274,888
                      ------------   ------------   ------------
                      $  6,534,539   $ 10,983,000   $ 16,495,952
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


Page 1, Part B
------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                   5,957            -
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                    -               -
19401 Parthenia
 Street, Northridge,
 California               2,492,020            -
1590 Sycamore,
 Hercules,
 California                  28,761            -
845 Harbor Blvd.,
 West Sacramento,
 California                   2,038            -
                      -------------   -------------
Total Retail              2,528,776            -
                      -------------   -------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                 906,537            -

                      -------------   -------------
Total Industrial            906,537            -
                      -------------   -------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               1,593,532            -

                      -------------   -------------
Total Office              1,593,532            -
                      -------------   -------------
                      $   5,028,845   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        185,290        102,000        616,290
3090 Sunrise Blvd.,
 Rancho Cordova,
 California               450,000           -              -           450,000
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,592,020      3,483,000      7,879,020
1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776
845 Harbor Blvd.,
 West Sacramento,
 California               770,000      2,818,429           -         3,588,429
                     ------------   ------------   ------------   ------------
Total Retail            8,833,000     14,536,515      3,585,000     19,784,515
                     ------------   ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,119,862           -         4,619,862

                     ------------   ------------   ------------   ------------
Total Industrial        1,500,000      3,119,862           -         4,619,862
                     ------------   ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,868,420        770,000      3,748,420

                     ------------   ------------   ------------   ------------
Total Office              650,000      3,868,420        770,000      3,748,420
                     ------------   ------------   ------------   ------------
                     $ 10,983,000   $ 21,524,797   $  4,355,000   $ 28,152,797
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1999


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                40,670       1980          08/90        40 years
3090 Sunrise Blvd.,
 Rancho Cordova,
 California                  -           N/A          10/90            N/A
19401 Parthenia
 Street, Northridge,
 California             1,723,179       1973          11/90        40 years
1590 Sycamore,
 Hercules,
 California               409,475       1989          05/97        40 years
845 Harbor Blvd.,
 West Sacramento,
 California                47,110       1999          05/99        40 years
                     ------------
Total Retail            2,220,434
                     ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               578,154       1975          09/92        40 years

                     ------------
Total Industrial          578,154
                     ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               673,728       1972          09/92        40 years

                     ------------
Total Office              673,728
                     ------------
                     $  3,472,316
                     ============

Footnote to Schedule III

Balance at beginning of period                                  $  28,028,087

     Additions during period:
          Acquisitions through foreclosure      $           0
          Other acquisitions                        3,588,429
          Improvements                                186,113
          Other                                             0
                                                  -----------
                                                                    3,774,542
     Deductions during period:
          Cost of real estate sold (net of
          valuation allowance of $590,000)          3,649,832
          Other                                             0
                                                  -----------
                                                                    3,649,832
                                                                  -----------
Balance at end of period:                                       $  28,152,797
                                                                  ===========

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 27, 1999           USA Real Estate Investment Trust
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




     Dated:    March 27, 1999                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 27, 1999                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee





     Dated:    March 27, 1999                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule