Form 10-Q
period 2000-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2000-05-15
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 2000
  par value one dollar per share                             118,798

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 2000 and
                December 31, 1999 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 2000 and 1999 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2000 and 1999 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        2000          1999
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,634,316 at March 31,
    2000 and $3,472,316 at December 31, 1999       $ 24,614,418  $ 24,680,481

  Notes receivable                                    1,076,000     1,076,000
                                                     ----------   -----------
                                                     25,690,418    25,756,481


Cash and cash equivalents                                30,952        71,679
Other assets                                            436,685       393,710
                                                    -----------   -----------
    Total assets                                   $ 26,158,055  $ 26,221,870
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,490,737  $  6,534,539
  Line of credit                                      2,725,000     2,341,000
  Accounts payable                                       54,000             0
  Lease deposits                                         58,501        62,282
                                                    -----------   -----------
    Total liabilities                                 9,328,238     8,937,821
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    118,798 shares outstanding at March 31,
    2000 and 120,984 shares outstanding at
    December 31, 1999                              $    118,798  $    120,984
  Additional paid-in capital                         32,229,275    32,498,365
  Distributions in excess of cumulative
    net income                                      (15,518,256)  (15,335,300)
                                                    -----------   -----------
    Total shareholders' equity                       16,829,817    17,284,049
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 26,158,055  $ 26,221,870
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2000         1999
                                                      ----------   ----------

Revenues:
  Rent                                                $  823,717   $  803,388
  Interest                                                24,290       15,126
                                                      ----------   ----------

                                                         848,007      818,514
                                                      ----------   ----------


Expenses:
  Operating expenses                                      74,449       73,710
  Property taxes                                          54,000       51,000
  Property management fees                                13,200       13,200
  Interest                                               184,626      126,925
  Depreciation and amortization                          162,000      162,000
  General and administative                               72,589       89,590
                                                      ----------   ----------
                                                         560,864      516,425

Net income before loss on sale of rental properties      287,143      302,089
Loss on sale of rental properties                              0      (92,558)
                                                      ----------   ----------

Net Income                                             $ 287,143   $  209,531
                                                      ==========   ==========



Net income per share of beneficial interest           $     2.40   $     1.65
                                                      ==========   ==========











See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2000          1999
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   287,143    $  209,531
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     162,000       162,000
  Loss on sale of rental properties                       0        92,558
  Changes in other assets and liabilities:
   (Decrease) increase in other assets              (42,975)      125,232
    Increase in accounts payable                     54,000        51,000
    Decrease in lease deposits                       (3,781)            0
                                                 ----------    ----------
          Total adjustments to income               169,244       430,790
                                                 ----------    ----------

          Net cash provided by
            operating activities                    456,387       640,321


INVESTING ACTIVITIES:
  Improvements to properties                        (95,937)       (5,519)
  Increase in notes receivable                            0      (350,000)
  Proceeds from the sale of properties                    0     3,036,577
  Borrowings on lines of credit                     384,000             0
                                                 ----------    ----------
          Net cash used by investing activities     288,063     2,681,058


FINANCING ACTIVITIES:
  Redemption of shares                             (271,276)     (184,979)
  Payments on long-term notes payable               (43,802)   (1,956,599)
  Payments on line of credit                              0      (730,000)
  Distributions paid                               (470,099)     (459,223)
                                                 ----------    ----------
          Net cash used by financing activities    (785,177)   (3,330,801)
                                                 ----------    ----------
          Net decrease in cash                      (40,727)       (9,422)

Cash and cash equivalents at beginning of period     71,679        24,097
                                                 ----------    ----------
Cash and cash equivalents at end of period      $    30,952   $    14,675
                                                 ==========    ==========



See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 1999 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Interest expense increased $57,701 or 45.5 percent for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a higher level of outstanding debt during 2000.

        The $92,558 or $0.73 per share loss on sale of rental properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California in March, 1999.

        Net income was $287,143 or $2.40 per share for the three months ended March 31, 2000 compared to $209,531 or $1.65 per share for the same period in 1999.

        The Trust paid distributions of $3.96 per share for the three months ended March 31, 2000 and $3.60 per share for the same period in 1999.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2000                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 2000                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule