Form 10-Q
period 2000-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2000-08-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 2000
 par value one dollar per share                              116,760

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 2000 and
                December 31, 1999 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 2000 and 1999 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 2000 and 1999 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 2000 and 1999 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        2000          1999
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,796,316 at June 30,
    2000 and $3,472,316 at December 31, 1999       $ 24,473,941  $ 24,680,481
  Notes receivable                                      350,000     1,076,000
                                                     ----------   -----------
                                                     24,823,941    25,756,481


Cash                                                     25,750        71,679
Other assets                                            465,432       393,710
                                                    -----------   -----------
    Total assets                                   $ 25,315,123  $ 26,221,870
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,446,063  $  6,534,539
  Line of credit                                      2,424,000     2,341,000
  Accounts payable and accrued expenses                       0             0
  Lease deposits                                         58,501        62,282
                                                    -----------   -----------
    Total liabilities                                 8,928,564     8,937,821
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    116,760 shares outstanding at June 30,
    2000 and 120,984 at December 31, 1999          $    116,760  $    120,984
  Additional paid-in capital                         31,974,810    32,498,365
  Distributions in excess of cumulative
    net income                                      (15,705,011)  (15,335,300)
                                                    -----------   -----------
    Total shareholders' equity                       16,386,559    17,284,049
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 25,315,123  $ 26,221,870
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         2000         1999
                                                      ----------   ----------

Revenues:
  Rent                                                $  823,229   $  797,943
  Interest                                                15,366       23,987
                                                      ----------   ----------

                                                         838,595      821,930
                                                      ----------   ----------


Expenses:
  Operating expenses                                      74,914       73,473
  Property taxes                                          54,000       48,957
  Property management fees                                13,200       13,200
  Interest                                               191,510      118,695
  Depreciation and amortization                          162,000      162,000
  General and administative                               65,797       75,835
                                                      ----------   ----------
                                                         561,421      492,160
                                                      ----------   ----------


Net income                                            $  277,174   $  329,770
                                                      ==========   ==========




Net income per share of beneficial interest           $     2.37   $     2.63
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         2000         1999
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,646,946  $ 1,601,331
  Interest                                                39,656       39,113
                                                      ----------   ----------

                                                       1,686,602    1,640,444
                                                      ----------   ----------


Expenses:
  Operating expenses                                     149,363      147,183
  Property taxes                                         108,000       99,957
  Property management fees                                26,400       26,400
  Interest                                               376,136      245,620
  Depreciation and amortization                          324,000      324,000
  General and administrative                             138,386      165,425
                                                      ----------   ----------

                                                     $ 1,122,285  $ 1,008,585
                                                      ----------   ----------

Net income before loss on sale of rental properties      564,317      631,859

Loss on sale of rental properties                              0      (92,558)
                                                      ----------   ----------

Net income                                           $   564,317  $   539,301
                                                      ==========   ==========




Net income per share of beneficial interest          $      4.77  $      4.26
                                                      ==========   ==========



See accompanying notes to financial statements.
        6                   Statements of Cash Flows
                                    (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    2000          1999
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   564,317       539,301
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 324,000       324,000
      Loss on sale of rental properties                   0        92,558
      Changes in other assets and liabilities:
       (Increase) decrease in other assets          (71,722)       68,003
        Decrease accounts payable and
          accrued expenses                                0        (5,460)
        Decrease in lease deposits                   (3,781)            0
                                                 ----------    ----------
          Total adjustments to income               248,497       479,101
                                                 ----------    ----------
          Net cash provided by
            operating activities                    812,814     1,018,402

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (117,460)   (3,550,994)
  Decrease (increase) in notes receivable           726,000      (350,000)
  Proceeds from the sale of properties                    0     3,036,577
                                                 ----------    ----------
          Net cash provided (used)
            by investing activities                 608,540      (864,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable                   0     2,600,000
  Line of credit                                     83,000       512,000
  Redemption of shares                             (527,779)     (372,263)
  Principal payments on long-term notes payable     (88,476)   (1,979,986)
  Distributions paid                               (934,028)     (911,680)
                                                 ----------    ----------
          Net cash used by
            financing activities                 (1,467,283)     (151,929)
                                                 ----------    ----------

          Net (decrease) increase in cash           (45,929)        2,056

Cash and cash equivalents, beginning of period       71,679        24,097
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    25,750   $    26,153
                                                 ==========    ==========


See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

The $92,558 or $0.73 per share loss on sale of rental properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California, in March, 1999.

Net income was $2.37 and $4.77 per share for the three months and six months ended June 30, 2000, repsectively, compared to $2.63 and $4.26 for the three months and six months ended June 30, 1999, respectively.

The Trust paid distributions of $3.96 and $7.92 per share for the three months and six months ended June 30, 2000, respectively, compared to $3.60 and $7.20 per share for the three months and six months ended June 30, 1999, respectively.



CAPITAL RESOURCES AND LIQUIDITY

The Trust expects that operating income, proceeds from the sale of properties, collections on notes receivable, and borrowings collateralized by specific properties will provide for its future liquidity and capital resource needs.





                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 8, 2000, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.



ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 14, 2000                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



           August 14, 2000                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule