Form 10-Q
period 2000-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2000-11-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000      Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 2000
 par value one dollar per share                             115,078

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 2000 and
                December 31, 1999 .................................    3

              Statements of Income - For the Nine Months
                Ended September 30, 2000 and 1999 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 2000 and 1999 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 2000 and 1999 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        2000          1999
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,958,316 at September 30,
    2000 and $3,472,316 at December 31, 1999       $ 23,883,411  $ 24,680,481
  Notes receivable                                      275,000     1,076,000
                                                     ----------   -----------
                                                     24,158,411    25,756,481


Cash                                                     28,121        71,679
Other assets                                            381,731       393,710
                                                    -----------   -----------
    Total assets                                   $ 24,568,263  $ 26,221,870
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,400,500  $  6,534,539
  Line of credit                                      2,070,000     2,341,000
  Accounts payable and accrued expenses                       0             0
  Lease deposits                                         58,501        62,282
                                                    -----------   -----------
    Total liabilities                                 8,529,001     8,937,821
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    115,078 shares outstanding at September 30,
    2000 and 120,984 at December 31, 1999          $    115,078  $    120,984
  Additional paid-in capital                         31,765,772    32,498,365
  Distributions in excess of cumulative
    net income                                      (15,841,588)  (15,335,300)
                                                    -----------   -----------
    Total shareholders' equity                       16,039,262    17,284,049
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,568,263  $ 26,221,870
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         2000         1999
                                                      ----------   ----------

Revenues:
  Rent                                                $  809,250   $  809,627
  Interest                                                10,805       21,559
                                                      ----------   ----------

                                                         811,055      831,186
                                                      ----------   ----------


Expenses:
  Operating expenses                                      79,081       76,096
  Property taxes                                          54,000       51,000
  Property management fees                                13,200       13,200
  Interest                                               178,148      161,873
  Depreciation and amortization                          162,000      162,000
  General and administrative                              49,071       50,865
                                                      ----------   ----------

                                                         535,500      515,034
                                                      ----------   ----------


Net income before loss on sale of properties             275,555      316,152
Loss on sale of properties                                49,955            0
                                                      ----------   ----------

Net income                                            $  321,510   $  316,152
                                                      ==========   ==========




Net income per share of beneficial interest           $     2.79   $     2.56
                                                      ==========   ==========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                         Nine Months Ended
                                                           September 30,
                                                         2000         1999
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,447,196  $ 2,410,958
  Interest                                                50,461       60,672
                                                      ----------   ----------

                                                       2,497,657    2,471,630
                                                      ----------   ----------


Expenses:
  Operating expenses                                     228,444      223,279
  Property taxes                                         162,000      150,957
  Property management fees                                39,600       39,600
  Interest                                               554,284      407,493
  Depreciation and amortization                          486,000      486,000
  General and administrative                             187,457      216,290
                                                      ----------   ----------

                                                       1,657,785    1,523,619
                                                      ----------   ----------

Net income before gain or loss on sale of properties     839,872      948,011
Gain or loss on sale of properties                        45,955      (92,558)
                                                      ----------   ----------

Net income                                            $  885,827   $  855,453
                                                      ==========   ==========




Net income per share of beneficial interest          $      7.54  $      6.82
                                                      ==========   ==========





See accompanying notes to financial statements.

        6                    Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                    2000          1999
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   885,827       855,453
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 486,000       486,000
     (Gain) or loss on sale of rental properties    (45,955)       92,558
      Changes in other assets and liabilities:
        Increase (decrease) in other assets          11,979        57,911
        Increase in accounts payable
          and accrued expenses                            0        45,540
       (Decrease) in lease deposits                  (3,781)            0
                                                 ----------    ----------
          Total adjustments to income               448,243       682,009
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,334,070     1,537,462


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (138,930)   (3,609,278)
 (Decrease) increase in notes receivable            801,000      (350,000)
  Proceeds from the sale of properties              495,955     3,036,577
                                                 ----------    ----------
          Net cash provided by
            investing activities                  1,158,025      (922,701)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term notes payable                   0     2,600,000
  Increase (decrease) in line of credit            (271,000)      851,000
  Redemption of shares                             (738,499)     (639,216)
  Principal payments on long-term notes payable    (134,039)   (2,022,095)
  Distributions paid                             (1,392,115)   (1,400,358)
                                                 ----------    ----------
          Net cash used by
            financing activities                  2,535,653      (610,669)
                                                 ----------    ----------

          Net increase (decrease) in cash           (43,558)        4,092

Cash and cash equivalents, beginning of period       71,679        24,097
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    28,121   $    28,189
                                                 ==========    ==========

See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 2000, and the results of its operations for the nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

The $45,955 or $0.40 per share gain on sale of rental properties was attributed to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California in July, 2000.

The $92,558 or $0.73 per share loss on sale of rental properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California in March, 2000.

Net income was $2.79 and $7.54 per share for the three months and nine months ended September 30, 2000, respectively, compared to $2.56 and $6.82 for the three months and nine months ended September 30, 1999, respectively.

The Trust paid distributions of $3.96 and $11.88 per share for the three months and nine months ended September 30, 2000, respectively, compared to $3.96 and $11.16 per share for the three months and nine months ended September 30, 1999, respectively.



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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        November 14, 2000                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



        November 14, 2000                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee

                              EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------

    27                   Financial Data Schedule