Form 10-K
period 2000-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2001-03-26
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
        For the fiscal year ended:  December 31, 2000

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

                  / X/    Yes            / /      No

     The aggregate market value of the voting shares of beneficial interest
(the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2000, was $15,033,566 (based solely on the book value as there is no trading market in the shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    6
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    9
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    18

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    19
              ITEM 11.  Executive Compensation .....................    20
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    21
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    21

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    22











        3                       PART I.



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

     The Trust has operated and intends to continue to operate in a manner intended to qualify as a "real estate investment trust" (REIT) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). A qualified REIT is relieved, in part, from federal income taxes on ordinary income and capital gains distributed to its shareholders. State tax benefits also may accrue to a qualified REIT. Pursuant to Code requirements, the Trust distributes to its shareholders at least 90 percent of its taxable income and 100 percent of the net capital gain from the sale of Trust properties.

     The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust. The Trust may also be terminated at any time by the majority vote or written consent of shareholders or by a majority vote of the Trustees.

     The office of the Trust is located at One Scripps Drive, in Sacramento, California.



CURRENT DEVELOPMENTS

     On August 31, 1994 the Trust became self-administered and 2000 is its sixth year of operation as a self-administered, self-managed real estate investment trust.


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

     The Internal Revenue Service ("IRS") has not yet issued regulations to carry out numerous provisions enacted as part of the tax legislation passed since 1986. Nor has the IRS addressed the issues relating to the application of some of the new tax rules to entities such as real estate investment trusts. Until such regulations are issued by the IRS, it is difficult to gauge what impact, if any, such new legislation may have on entities such as a real estate investment trust.

ITEM 2.  PROPERTIES

     The Trust owns six properties all of which are located in California. The Trustees believe that the properties are quality income producing properties that are well suited for their current uses. Most of the properties are leased under long term leases at competitive rates for the areas in which they are located. The lease terms provide for rental adjustments on a periodic basis.

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


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of 2000.



                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 7,355 shares from 8,993 shareholders at a cost of $3,575,912. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts.

    The Trust executed a one-for-thirty reverse share split in 1998 and a one-or-four share split in 2000. After each reverse share split the Trust eliminated all fractional shares when the shareholder account held less than one share. As of December 31, 2000, the Trust had 27,459 shares outstanding to 3,767 shareholders of record.

     No public trading market presently exists for the shares of the Trust. The Trust does not anticipate that a public trading market will exist within the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 2000. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.




                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            2000       1999       1998       1997       1996
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues             $  3,310      3,313    $ 3,290    $ 2,978    $ 2,677

    Net income (loss)       1,062      1,176      1,314      1,181        918

Net cash provided by
  operating activities      1,657      1,812      1,899      1,679      1,563

Total Assets               24,476     26,222     25,658     26,097     22,843

Long-term obligations       6,354      6,535      6,000      6,145      2,047

Net income (loss)
  per share              $  36.76    $ 37.80    $ 40.29    $ 36.00    $ 27.60

Cash distributions
  per share              $  63.36    $ 60.48    $ 56.40    $ 50.40    $ 45.60



Per share data has been restated to reflect the impact of the one-for-thirty reverse share split which the Trust executed in 1998 and the one-for-four reverse share split which the Trust executed in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating expenses increased $24,893 or 8 percent in 2000 compared to 1999 primarily due to legal fees and other costs incurred at 19401 Parthenia Street in Northridge, California.

     Interest expense increased $175,581 or 30 percent in 2000 compared to 1999 and $48,104 or 9 percent in 1999 compared to 1998 due to higher average levels of outstanding debt during 2000 and 1999.

     Depreciation expense increased $71,775 or 11 percent in 2000 compared to 1999 and $36,288 or 6 percent in 1999 compared to 1998 due to the purchase of 845 Harbor Boulevard in West Sacramento, California in May 1999.

     General and administrative decreased $39,263 or 15 percent in 2000 compared to 1999 and $17,226 or 6 percent in 1999 compared to 1998.

     The 2000 gain on the sale of properties was attributed to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California.

     The 1999 loss on the sale of properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California.

     Net income was $1,061,966 or $36.76 per share in 2000, $1,175,630 or
$37.80 per share in 1999 and $1,314,307 or $40.29 per share in 1998.

     The Trust paid distributions per share of $63.36, $60.48 and $56.40 in 2000, 1999 and 1998, respectively.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       10

         Balance Sheets
           As of December 31, 2000 and 1999 ........................       11

         Statements of Income
           Years Ended December 31, 2000, 1999 and 1998 ............       12

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2000, 1999 and 1998 ............       13

         Statements of Cash Flows
           Years Ended December 31, 2000, 1999 and 1998 ............    14-15

         Notes to Financial Statements .............................    16-18

         Schedule III
           Real Estate and Accumulated Depreciation ................    23-27

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 2000 and 1999 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 2000, 1999 and 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Burnett + Company LLP






Rancho Cordova, California
January 18, 2001

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       2000           1999
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $4,109,853 and
  $3,472,316 in 2000 and 1999,
  respectively                                     $ 23,774,370  $ 24,680,481
Notes receivable                                        225,000     1,076,000
                                                     ----------   -----------
                                                     23,999,370    25,756,481


Cash and cash equivalents                                90,600        71,679
Other assets                                            386,127       393,710
                                                    -----------   -----------
    Total assets                                   $ 24,476,097  $ 26,221,870
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  6,354,029  $  6,534,539
  Lines of credit                                     3,030,000     2,341,000
  Lease deposits                                         58,502        62,282
                                                    -----------   -----------
    Total liabilities                                 9,442,531     8,937,821
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    27,459 and 30,246 shares outstanding
    in 2000 and 1999, respectively                       27,459        30,246
  Additional paid-in capital                         31,110,030    32,589,103
  Distributions in excess of net income             (16,103,923)  (15,335,300)
                                                    -----------   -----------
    Total shareholders' equity                       15,033,566    17,284,049
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,476,097  $ 26,221,870
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 2000, 1999 and 1998





                                            2000         1999         1998
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 3,255,352  $ 3,233,365  $ 3,226,430
  Interest                                   54,225       79,893       63,323
                                        -----------  -----------  -----------

                                          3,309,577    3,313,258    3,289,753
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        322,366      297,473      297,837
  Property taxes                            222,686      216,062      205,934
  Property management fees                   52,800       52,800       51,200
  Interest                                  753,752      578,171      530,067
  Depreciation and amortization             718,879      647,124      610,836
  General and administrative                223,083      262,346      279,572
                                        -----------  -----------  -----------

                                          2,293,566    2,053,976    1,975,446
                                        -----------  -----------  -----------

Net income before gain or (loss)
  on sale of rental properties            1,016,011    1,259,282    1,314,307

Gain (loss) on sale of rental
  properties                                 45,955      (83,652)           0
                                        -----------  -----------  -----------


Net income                              $ 1,061,966  $ 1,175,630  $ 1,314,307
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $     36.76  $     37.80  $     40.29
                                        ===========  ===========  ===========

Weighted average number of shares            28,890       31,100       32,616
                                        ===========  ===========  ===========



See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 2000, 1999 and 1998



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
 1997          3,960,855  $3,960,855  $29,998,871  $(14,105,189) $19,854,537
               ---------   ---------   ----------   -----------   ----------
Repurchases
 of shares        (3,972)     (3,972)    (463,832)        -         (467,804)
Net income         -           -            -         1,314,307    1,314,307
Distributions      -           -            -        (1,839,882)  (1,839,882)
One-for-thirty
 reverse share
 split        (3,828,827) (3,828,827)   3,828,827         -            -
              ---------   ---------   ----------   -----------   ----------
December 31,
 1998            128,056  $  128,056  $33,363,866  $(14,630,764) $18,861,158

Repurchases
  of shares       (7,072)     (7,072)    (865,501)        -         (872,573)
Net income         -           -            -         1,175,630    1,175,630
Distributions      -           -            -        (1,880,166)  (1,880,166)
               ---------   ---------   ----------   -----------   ----------
December 31,
1999             120,984  $  120,984  $32,498,365  $(15,335,300) $17,284,049
               ---------   ---------   ----------   -----------   ----------

Repurchases
  of shares      (11,340)    (11,340)  (1,470,520)        -       (1,481,860)
One-for four
  reverse
  share split    (82,185)    (82,185)      82,185         -            -
Net income         -           -            -         1,061,966    1,061,966
Distributions      -           -            -        (1,830,589)  (1,830,589)
               ---------   ---------   ----------   -----------   ----------
December 31,
2000              27,459  $   27,459  $31,110,030  $(16,103,923) $15,033,566
               =========   =========   ==========   ===========   ==========





See notes to financial statements.


        14              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998

                                           2000          1999        1998
OPERATING ACTIVITIES:                   ----------   ----------   ----------

Net income                             $ 1,061,966  $ 1,175,630  $ 1,314,307
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            712,906      647,124      610,835
    Amortization of loan fees                5,973        3,934        4,290
   (Gain)loss on sale of properties        (45,955)      83,652            0
  Changes in other assets & liabilities:
    Increase in other assets               (73,760)     (92,476)           0
    Decrease in accounts payable                 0       (5,460)     (25,228)
    Decrease in lease deposits              (3,781)           0       (4,875)
                                        ----------   ----------   ----------
     Total adjustments to net income       595,383      636,774      585,022
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,657,349    1,812,404    1,899,329
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Collections on notes receivable          851,000            0            0
  Purchases and improvements to
    properties                            (181,425)  (1,174,541)    (277,484)
  Proceeds from the sale of properties     495,955    2,686,576            0
  Increase in other assets                       0      (70,074)     (42,834)
                                        ----------   ----------   ----------
        NET CASH PROVIDED BY (USED
        IN)INVESTING ACTIVITIES          1,165,530    1,441,961     (320,318)
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Borrowings on lines of credit, net       689,000    1,611,000      730,000
  Redemption of shares                  (1,481,860)    (872,573)    (467,804)
  Payments on long-term notes payable     (180,509)  (2,065,044)    (145,464)
  Distributions paid                    (1,830,589)  (1,880,166)  (1,839,882)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (2,803,958)  (3,206,783)  (1,723,150)
                                        ----------   ----------   ----------
        NET INCREASE(DECREASE)IN CASH       18,921       47,582     (144,139)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                     $    71,679  $    24,097  $   168,236
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $    90,600  $    71,679  $    24,097
                                        ==========   ==========   ==========

INTEREST PAID                          $   753,752  $   574,237  $   525,777
                                        ==========   ==========   ==========

                              (Continued on Page 15)

                  NON-CASH INVESTING AND FINANCING ACTIVITIES
During 2000 the Trust received a $350,000 promissory note as a portion of the consideration received on the sale of 170-174 West Shaw Avenue in Clovis, California, and purchased 845 Harbor Blvd. in West Sacramento, California, utilizing debt of $2,600,000.


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

     RENTAL PROPERTIES: The Trust carries its rental properties at depreciated cost unless the asset is determined to be impaired. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted by the Trust on January 1, 1997, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

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

     REVERSE SHARE SPLIT: The Trust executed a one-for-thirty reverse share split in 1998 and a one-for-four reverse share split in 2000. All references to the number of shares and per share amounts have been restated to reflect the impact of said reverse share splits.

     INCOME TAXES: The Trust has elected to be taxed as a real estate investment trust. Accordingly, the Trust does not pay income tax on income because income distributed to shareholders is at least equal to 90 percent of its taxable income.
<PAGE 17>

     NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 28,890, 31,100 and 32,616 during 2000, 1999 and 1998, respectively.

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


2.  NOTES RECEIVABLE

     Notes receivable consisted of two notes of $726,000 and $350,000 at December 31, 1999. The notes were collateralized by properties in California. Both notes bore interest at 8 percent per annum and were payable in monthly installments of interest only.

     The $726,000 note was due in October 2000 and was collected in full in May 2000.

     The $350,000 note was due December 31, 1999. In August 2000 the Trust agreed to extend the balance in exchange for a $75,000 principal payment, an increase in the interest rate to 10 percent, a change in the collateral and personal guarantees of the principals of the maker of the note. Scheduled principal payments plus monthly interest payments are to be made until the note is paid in full in October 2001. A scheduled principal payment of $50,000 was made in October 2000 and as a result the remaining balance at December 31, 2000 was $225,000.

     The fair market value of the notes approximate their carrying value at December 31, 2000 and 1999.


3.  LONG-TERM NOTES PAYABLE

     Long-term notes payable are collateralized by two properties in California. As of December 31, 2000, the long-term notes payable bear interest at rates ranging from 7.0 percent to 8.6 percent and mature in 2014 and 2017. Principal payments during each of the next five years are as follows: $195,329, $211,378, $228,761, $247,587 and $266,854, respectively, and in aggregate $5,204,120, thereafter. The aggregate fair value of the notes approximate their carrying value as of December 31, 2000 and 1999. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the notes.

4.  LINES OF CREDIT

     The Trust has available two lines of credit with different financial institutions, one with interest at prime plus 0.75 percent per annum, and the other at prime, payable monthly. The credit lines are for $2,000,000 each and one expires on March 31, 2001 and the other expires on June 30, 2003. Both lines are secured by real property. At December 31, 2000 and December 31, 1999, there were aggregate outstanding balances of $3,030,000 and $2,341,000, respectively, on the lines of credit. The weighted-average interest rates for the lines of credit were 9.87 percent and 9.25 percent for 2000 and 1999, respectively.


5.  DISTRIBUTIONS

     Cash distributions per share of beneficial interest for federal income tax purposes for the past three years were: 63 percent of the distributions paid in 2000 were ordinary income and 34 percent were nontaxable and 3 percent were capital gains; 36 percent of the distributions paid in 1999 were ordinary income and 64 percent were nontaxable; 73 percent of the distributions paid in 1998 were ordinary income and 27 percent were nontaxable.


6.  RENT UNDER OPERATING LEASES

     Noncancelable operating leases provide for minimum rent during each of the next five years of $2,784,321, $1,829,375, $1,380,914, $1,094,793 and
$1,027,980, respectively, and in aggregate $11,149,734 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       49       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          67       1988        Trustee and Secretary
        Joyce A. Marks            64       1986                Trustee


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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 2000, the Trust was managed by its Trustees as a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2000, none of the Trust's officers received compensation in excess of $70,675.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2000    $52,800      $70,675 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $17,875.

COMPENSATON OF TRUSTEES

     Each Trustee receives $1,375 or $345 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2000. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 2000, the Trust had twelve regular meetings and one special meeting of its Trustees. All Trustees attended all of the meetings.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 2001, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------

Gregory E. Crissman, Chairman and Trustee              46.000          .1687
2561 Fulton Square Lane, #55
Sacramento, CA  95821


All Trustees and officers as a group                   46.000          .1687




     During 2000, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.




<PAGE 22>                         PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----
          Independent Auditors' Report ......................      10

          Balance Sheets:  December 31, 2000 and 1999 .......      11

          Statements of Income:  Years Ended
            December 31, 2000, 1999 and 1998 ................      12

          Statements of Changes in Shareholders' Equity:
            Years Ended December 31, 2000, 1999 and 1998 ....      13

          Statements of Cash Flows:  Years Ended
            December 31, 2000, 1999 and 1998 ................   14-15

          Notes to Financial Statements .....................   16-18


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   23-27


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b) REPORTS ON FORM 8-K

          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initial Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Description       Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                   -           533,000        179,333
19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000
1590 Sycamore,
 Hercules,
 California              3,868,243      1,310,000      5,912,015
845 Harbor Blvd.,
 West Sacramento,
 California              2,485,786        770,000      2,816,391
                      ------------   ------------   ------------
Total Retail             6,354,029      8,383,000     12,007,739
                      ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

                      ------------   ------------   ------------
Total Industrial              -         1,500,000      2,213,325
                      ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
Total Office                  -           650,000      2,274,888
                      ------------   ------------   ------------
                      $  6,354,029   $ 10,533,000   $ 16,495,952
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part B
------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                   5,957            -
19401 Parthenia
 Street, Northridge,
 California               2,522,645            -
1590 Sycamore,
 Hercules,
 California                  28,761            -
845 Harbor Blvd.,
 West Sacramento,
 California                  12,909            -
                      -------------   -------------
Total Retail              2,570,272            -
                      -------------   -------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California                 963,414            -

                      -------------   -------------
Total Industrial            963,414            -
                      -------------   -------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               1,676,585            -

                      -------------   -------------
Total Office              1,676,585            -
                      -------------   -------------
                      $   5,210,271   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        185,290        102,000        616,290
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,622,645      3,483,000      7,909,645
1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776
845 Harbor Blvd.,
 West Sacramento,
 California               770,000      2,829,300           -         3,599,300
                     ------------   ------------   ------------   ------------
Total Retail            8,383,000     14,578,011      3,585,000     19,376,011
                     ------------   ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,176,739           -         4,676,739

                     ------------   ------------   ------------   ------------
Total Industrial        1,500,000      3,176,739           -         4,676,739
                     ------------   ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,951,473        770,000      3,831,473

                     ------------   ------------   ------------   ------------
Total Office              650,000      3,951,473        770,000      3,831,473
                     ------------   ------------   ------------   ------------
                     $ 10,533,000   $ 21,706,223   $  4,355,000   $ 27,884,223
                     ============   ============   ============   ============

        26               USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                44,974       1980          08/90        40 years
19401 Parthenia
 Street, Northridge,
 California             1,810,054       1973          11/90        40 years
1590 Sycamore,
 Hercules,
 California               563,028       1989          05/97        40 years
845 Harbor Blvd.,
 West Sacramento,
 California               118,290       1999          05/99        40 years
                     ------------
Total Retail            2,536,346
                     ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California               726,273       1975          09/92        40 years

                     ------------
Total Industrial          726,273
                     ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               847,234       1972          09/92        40 years

                     ------------
Total Office              847,234
                     ------------
                     $  4,109,853
                     ============

Footnote to Schedule III

Balance at beginning of period                                  $  28,152,797

     Additions during period:
          Acquisitions through foreclosure      $           0
          Other acquisitions                                0
          Improvements                                181,426
          Other                                             0
                                                  -----------
                                                                      181,426
     Deductions during period:
          Cost of real estate sold                    450,000
          Other                                             0
                                                  -----------
                                                                      450,000
                                                                  -----------
Balance at end of period:                                       $  27,884,223
                                                                  ===========

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 27, 2001           USA Real Estate Investment Trust
           --------------------




                                               Gregory E. Crissman
                                    By:  -------------------------------
                                              Gregory E. Crissman as
                                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 27, 2001                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 27, 2001                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 27, 2001                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee