Form 10-Q
period 2001-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2001-05-16
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 2001               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 2001
  par value one dollar per share                             27,168

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 2001 and
                December 31, 2000 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 2001 and 2000 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2001 and 2000 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        2001          2000
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,271,853 at March 31,
    2001 and $4,109,853 at December 31, 2000       $ 23,627,555  $ 23,774,370

  Notes receivable                                      150,000       225,000
                                                     ----------   -----------
                                                     23,777,555    23,999,370


Cash and cash equivalents                                70,495        90,600
Other assets                                            347,181       386,127
                                                    -----------   -----------
    Total assets                                   $ 24,195,231  $ 24,476,097
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,306,633  $  6,354,029
  Line of credit                                      3,080,375     3,030,000
  Accounts payable                                       54,000             0
  Lease deposits                                         58,502        58,502
                                                    -----------   -----------
    Total liabilities                                 9,499,510     9,442,531
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    27,168 shares outstanding at March 31,
    2001 and 27,459 shares outstanding at
    December 31, 2000                              $     27,168  $     27,459
  Additional paid-in capital                         30,966,256    31,110,030
  Distributions in excess of cumulative
    net income                                      (16,297,703)  (16,103,923)
                                                    -----------   -----------
    Total shareholders' equity                       14,695,721    15,033,566
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,195,231  $ 24,476,097
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income

                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2001         2000
                                                      ----------   ----------

Revenues:
  Rent                                                $  805,302   $  823,717
  Interest                                                 3,542       24,290
                                                      ----------   ----------

                                                         808,844      848,007
                                                      ----------   ----------


Expenses:
  Operating expenses                                      85,267       74,449
  Property taxes                                          54,000       54,000
  Property management fees                                13,200       13,200
  Interest                                               190,369      184,626
  Depreciation and amortization                          162,000      162,000
  General and administrative                              68,583       72,589
                                                      ----------   ----------
                                                         573,419      560,864
                                                      ----------   ----------

Net Income                                             $ 235,425   $  287,143
                                                      ==========   ==========



Net income per share of beneficial interest           $     8.67   $     9.60
                                                      ==========   ==========











See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2001          2000
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   235,425    $  287,143
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     162,000       162,000
 Changes in other assets and liabilities:
    Decrease (increase) in other assets              38,946      (42,975)
    Increase in accounts payable                     54,000        54,000
    Decrease in lease deposits                            0        (3,781)
                                                 ----------    ----------
          Total adjustments to income               254,946       169,244
                                                 ----------    ----------

          Net cash provided by
            operating activities                    490,371       456,387


INVESTING ACTIVITIES:
  Improvements to properties                        (15,185)      (95,937)
  Collections on note receivable                     75,000             0
  Borrowings on lines of credit                      50,375       384,000
                                                 ----------    ----------
          Net cash provided by investing
           activities                               110,190       288,063


FINANCING ACTIVITIES:
  Redemption of shares                             (144,065)     (271,276)
  Payments on long-term notes payable               (47,396)      (43,802)
  Distributions paid                               (410,284)     (470,099)
                                                 ----------    ----------
          Net cash used by financing activities    (601,745)     (785,177)
                                                 ----------    ----------
          Net decrease in cash                       (1,184)      (40,727)

Cash and cash equivalents at beginning of period     71,679        71,679
                                                 ----------    ----------
Cash and cash equivalents at end of period      $    70,495   $    30,952
                                                 ==========    ==========



See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2000 Form 10-K, which are incorporated herein by reference.

    2. In 1987, the Trust elected to be taxed as a real estate investment trust and, as such, will not be taxed on that portion of its taxable income which is distributed to shareholders provided that at least 90% of its real estate investment trust taxable income is distributed.

        The Trust intends to continue to qualify as a real estate investment trust and, accordingly, no provision for income taxes has been made in the financial statements.

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Interest revenues decreased $20,748 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to collections of notes receivable.

        Net income was $250,884 or $9.23 per share for the three months ended March 31, 2001 compared to $287,143 or $9.60 per share for the same period in 2000.

        The Trust paid distributions of $15.84 per share for the three months ended March 31, 2001 and for the same period in 2000.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2001                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 2001                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                 Trustee