Form 10-K/A
period 2000-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2001-07-17
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               FORM 10-K (Amended)

               AMENDED ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/ Amended Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended:  December 31, 2000

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    6
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    12
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    21

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    22
              ITEM 11.  Executive Compensation .....................    23
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    24
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    24

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    25











        3                       PART I.



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




                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            2000       1999       1998       1997       1996
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues             $  3,310      3,313    $ 3,290    $ 2,978    $ 2,677

    Net income              1,062      1,176      1,314      1,181        918

Net cash provided by
  operating activities      1,657      1,812      1,899      1,679      1,563

Total Assets               24,476     26,222     25,658     26,097     22,843

Long-term obligations       6,354      6,535      6,000      6,145      2,047

Net income
  per share              $  36.76    $ 37.80    $ 40.29    $ 36.00    $ 27.60

Cash distributions
  per share              $  63.36    $ 60.48    $ 56.40    $ 50.40    $ 45.60



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


LIQUIDITY AND CAPITAL RESOURCES

     The Trust meets its liquidity requirements through net cash provided by operating activities, along with traditional debt alternatives available to it and proceeds from the sale of properties. Cash provided by operating activities is distributed to shareholders in the form of dividends. Accordingly, capital outlays for renovations, principal payments on long-term notes payable and share repurchases require additional sources of capital.
The expected additional sources of capital are debt and proceeds from the sale of properties.

     In 2000 the Trust collected $851,000 on outstanding notes receivable and sold 3090 Sunrise Boulevard in Rancho Cordova, California for $495,955. The Trust used this capital plus draws on its lines of credits to fund share repurchases, renovations and principal payments of long-term notes payable.

     In 2000 the Trust extended the due date of one of its lines of credit from June 2000 to June 2003 and applied for a new line of credit with another bank with a similarly extended due date. In March 2001 the Trust obtained a new line of credit that matures in March 2004.

     The Trust's capital requirements in 2001 will depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be draws on its lines of credit, collection of the remaining balance of notes receivable or additional debt. In addition, the Trust has identified certain of its properties that may be sold as a source of funding, if the Trust's sale prices are met.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2000, the Trust had $3,030,000 of variable rate debt. Based upon this balance of variable debt, if interest rates increased one percent, the Trust's net income and cash flows would decrease by $30,030.
If interest rates decreased one percent, the Trust's net income and cash flows would increase by $30,030. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       11

         Balance Sheets
           As of December 31, 2000 and 1999 ........................       12

         Statements of Income
           Years Ended December 31, 2000, 1999 and 1998 ............       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2000, 1999 and 1998 ............       14

         Statements of Cash Flows
           Years Ended December 31, 2000, 1999 and 1998 ............    15-16

         Notes to Financial Statements .............................    17-21

         Schedule III
           Real Estate and Accumulated Depreciation ................    26-30

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

                              (Continued on Page 16)

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

    REVENUE RECOGNITION: All the Trust's leases are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales' volumes have been reached and the percentage rents are due. Property taxes, common area maintenance, and insurance reimbursements are recognized on the accrual basis over the periods in which the expenses occurred.

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


6.  RENT UNDER OPERATING LEASES

    The Trust is the lessor of real properties under operating leases expiring in various years through 2017. Noncancelable operating leases provide for minimum rent during each of the next five years of $2,784,321, $1,829,375, $1,380,914, $1,094,793 and $1,027,980, respectively, and in aggregate $11,149,734 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.


7. QUARTERLY DATA (UNAUDITED)

The following is a summary of quarterly results of operations for 2000 and 1999:

                                          Quarters Ended

                     March 31     June 30    Sept 30      Dec 31       Total
                     --------    --------    --------    --------    ----------
2000:
Revenue              $848,007    $838,595    $811,055    $811,920    $3,309,577
Operating income      287,143     277,174     275,555     176,139     1,016,011
Net income:
  Income              287,143     277,174     321,510     176,139     1,061,966
  Income per share   $   9.94    $   9.59    $  11.13    $   6.10    $    36.76


1999:
Revenue              $818,514    $821,930    $831,186    $841,628    $3,313,258
Operating income      302,089     329,770     316,152     311,271     1,259,282
Net income:
  Income              209,531     329,770     316,152     320,177     1,175,630
  Income per share   $   6.74    $  10.60    $  10.17    $  10.29    $    37.80


8. CREDIT RISK

One of the Trust's properties, which represents more than 20 percent of the Trust's total assets, was occupied by a single tenant. The following is condensed financial information of that tenant, which is a publicly held company:

                            BALANCE SHEET INFORMATION
                                  (in millions)

                               For the Year Ended
                          -----------------------------
                          Feb 1, 2001       Feb 3, 2000
                          -----------       -----------

Current assets               $  4,300          $  4,591
Noncurrent assets              11,778            11,128
                              -------           -------
  Total assets               $ 16,078          $ 15,719
                              =======           =======

Current liabilities          $  3,395          $  4,069
Noncurrent liabilities          6,989             5,948
                              -------           -------
  Total liabilities          $ 10,384          $ 10,017

Stockholders' equity         $  5,694          $  5,702
                              -------           -------
  Total liabilities and
    stockholders' equity     $ 16,078          $ 15,719
                              =======           =======

                                  INCOME STATEMENT INFORMATION
                                          (in millions)

                                        For the Year Ended
                          -----------------------------------------------
                          Feb 1, 2001       Feb 3, 2000      Jan 28, 1999
                          -----------       -----------      ------------

Sales                        $ 36,762          $ 37,478          $ 35,872
Cost of sales                  26,336            27,164            26,156
                              -------           -------           -------
Gross profit                   10,426            10,314             9,716
                              =======           =======           =======
Income before
  extraordinary items        $    765          $    427          $    801
                              =======           =======           =======

Net income                   $    765          $    404          $    801
                              =======           =======           =======










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




       25                         PART IV.


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
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California               533,000        185,290        102,000        616,290
19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,622,645      3,483,000      7,909,645
1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776
845 Harbor Blvd.,
 West Sacramento,
 California               770,000      2,829,300           -         3,599,300
                     ------------   ------------   ------------   ------------
Total Retail            8,383,000     14,578,011      3,585,000     19,376,011
                     ------------   ------------   ------------   ------------

INDUSTRIAL:
4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,176,739           -         4,676,739

                     ------------   ------------   ------------   ------------
Total Industrial        1,500,000      3,176,739           -         4,676,739
                     ------------   ------------   ------------   ------------

OFFICE:
One Scripps Drive,
 Sacramento,
 California               650,000      3,951,473        770,000      3,831,473

                     ------------   ------------   ------------   ------------
Total Office              650,000      3,951,473        770,000      3,831,473
                     ------------   ------------   ------------   ------------
                     $ 10,533,000   $ 21,706,223   $  4,355,000   $ 27,884,223
                     ============   ============   ============   ============

        29               USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

RETAIL:
7390 Greenback Lane,
 Citrus Heights,
 California                44,974       1980          08/90        40 years
19401 Parthenia
 Street, Northridge,
 California             1,810,054       1973          11/90        40 years
1590 Sycamore,
 Hercules,
 California               563,028       1989          05/97        40 years
845 Harbor Blvd.,
 West Sacramento,
 California               118,290       1999          05/99        40 years
                     ------------
Total Retail            2,536,346
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




     Dated:    July 9, 2001           USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    July 9, 2001                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    July 9, 2001                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    July 9, 2001                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee