Form 10-Q
period 2001-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2001-08-15
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 2001
 par value one dollar per share                               27,115

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 2001 and
                December 31, 2000 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 2001 and 2000 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 2001 and 2000 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 2001 and 2000 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        2001          2000
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,433,853 at June 30,
    2001 and $4,109,853 at December 31, 2000       $ 23,627,449  $ 23,774,370
  Notes receivable                                      150,000       225,000
                                                     ----------   -----------
                                                     23,777,449    23,999,370


Cash                                                    (90,422)       90,600
Other assets                                            366,026       386,127
                                                    -----------   -----------
    Total assets                                   $ 24,053,053  $ 24,476,097
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,258,292  $  6,354,029
  Line of credit                                      3,234,374     3,030,000
  Accounts payable and accrued expenses                  10,000             0
  Lease deposits                                         58,502        58,502
                                                    -----------   -----------
    Total liabilities                                 9,561,168     9,442,531
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    27,115 shares outstanding at June 30,
    2001 and 27,459 at December 31, 2000           $     27,115  $     27,459
  Additional paid-in capital                         30,941,050    31,110,030
  Distributions in excess of cumulative
    net income                                      (16,476,280)  (16,103,923)
                                                    -----------   -----------
    Total shareholders' equity                       14,491,885    15,033,566
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 24,053,053  $ 24,476,097
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         2001        2000
                                                      ----------   ----------

Revenues:
  Rent                                                $  787,086   $  823,229
  Interest                                                 3,750       15,366
                                                      ----------   ----------

                                                         790,836      838,595
                                                      ----------   ----------


Expenses:
  Operating expenses                                      82,840       74,914
  Property taxes                                          51,768       54,000
  Property management fees                                13,200       13,200
  Interest                                               188,750      191,510
  Depreciation and amortization                          162,000      162,000
  General and administrative                              41,352       65,797
                                                      ----------   ----------
                                                         539,910      561,421
                                                      ----------   ----------


Net income                                            $  250,926   $  277,174
                                                      ==========   ==========




Net income per share of beneficial interest           $     9.25   $     9.48
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         2001         2000
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,592,388  $ 1,646,946
  Interest                                                 7,292       39,656
                                                      ----------   ----------

                                                       1,599,680    1,686,602
                                                      ----------   ----------


Expenses:
  Operating expenses                                     168,107      149,363
  Property taxes                                         105,768      108,000
  Property management fees                                26,400       26,400
  Interest                                               379,119      376,136
  Depreciation and amortization                          324,000      324,000
  General and administrative                             109,935      138,386
                                                      ----------   ----------

                                                     $ 1,113,329  $ 1,122,285
                                                      ----------   ----------

Net income before loss on sale of rental properties      486,351      564,317
                                                      ----------   ----------

Net income                                           $   486,351  $   564,317
                                                      ==========   ==========




Net income per share of beneficial interest          $     17.93  $     19.08
                                                      ==========   ==========



See accompanying notes to financial statements.




        6                   Statements of Cash Flows
                                    (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    2001          2000
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   486,351       564,317
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 324,000       324,000
      Changes in other assets and liabilities:
       (Increase) decrease in other assets           20,101       (71,722)
        Increase in accounts payable and
          accrued expenses                           10,000             0
        Decrease in lease deposits                        0        (3,781)
                                                 ----------    ----------
          Total adjustments to income               354,101       248,497
                                                 ----------    ----------
          Net cash provided by
            operating activities                    840,452       812,814

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (177,079)     (117,460)
  Decrease in notes receivable                       75,000       726,000
                                                  ----------    ----------
          Net cash provided by (used in)
            investing activities                   (102,079)      608,540

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in line of credit, net                   204,374        83,000
  Redemption of shares                             (169,324)     (527,779)
  Principal payments on long-term notes payable     (95,737)      (88,476)
  Distributions paid                               (858,708)     (934,028)
                                                 ----------    ----------
          Net cash used in
            financing activities                   (919,395)   (1,467,283)
                                                 ----------    ----------

          Net (decrease) increase in cash          (181,022)      (45,929)

Cash and cash equivalents, beginning of period       90,600        71,679
                                                 ----------    ----------

Cash and cash equivalents, end of period        $   (90,422)  $    25,750
                                                 ==========    ==========


See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 2001, and the results of its operations for the six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Net income was $9.25 and $17.93 per share for the three months and six months ended June 30, 2001, respectively, compared to $9.48 and $19.08 for the three months and six months ended June 30, 2000, respectively.

The Trust paid distributions of $15.84 and $31.68 per share for the three months and six months ended June 30, 2001 and June 30, 2000, respectively.



CAPITAL RESOURCES AND LIQUIDITY

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

The Trust's capital requirements depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be draws on its lines of credit, collection of the remaining balance of notes receivable or additional debt. In addition, the Trust has identified certain of its properties that may be sold as a source of funding, if the Trust's sale prices are met.




                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 12, 2001, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.



ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 14, 2001                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



           August 14, 2001                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee