Form 10-Q
period 2001-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2001-11-08
CIK 803771

        1              SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 2001      Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 2001
 par value one dollar per share                             26,972

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 2001 and
                December 31, 2000 .................................    3

              Statements of Income - For the Nine Months
                Ended September 30, 2001 and 2000 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 2001 and 2000 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 2001 and 2000 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        2001          2000
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,550,879 at September 30,
    2001 and $4,109,853 at December 31, 2000       $ 23,121,590  $ 23,774,370
  Notes receivable                                      150,000       225,000
                                                     ----------   -----------
                                                     23,271,590    23,999,370


Cash and cash equivalents                                23,354        90,600
Other assets                                            362,171       386,127
                                                    -----------   -----------
    Total assets                                   $ 23,657,115  $ 24,476,097
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  6,208,987  $  6,354,029
  Line of credit                                      2,960,400     3,030,000
  Accounts payable and accrued expenses                  65,462             0
  Lease deposits                                         58,502        58,502
                                                    -----------   -----------
    Total liabilities                                 9,293,351     9,442,531
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    26,972 shares outstanding at September 30,
    2001 and 27,459 at December 31, 2000           $     26,972  $     27,459
  Additional paid-in capital                         30,870,485    31,110,030
  Distributions in excess of cumulative
    net income                                      (16,533,693)  (16,103,923)
                                                    -----------   -----------
    Total shareholders' equity                       14,363,764    15,033,566
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 23,657,115  $ 24,476,097
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         2001         2000
                                                      ----------   ----------

Revenues:
  Rent                                                $  776,355   $  800,250
  Interest                                                 3,750       10,805
                                                      ----------   ----------

                                                         780,105      811,055
                                                      ----------   ----------


Expenses:
  Operating expenses                                      73,120       79,081
  Property taxes                                          54,000       54,000
  Property management fees                                13,200       13,200
  Interest                                               172,470      178,148
  Depreciation and amortization                          162,000      162,000
  General and administrative                              48,242       49,071
                                                      ----------   ----------

                                                         523,032      535,500
                                                      ----------   ----------


Net income before gain on sale of properties             257,073      275,555
Loss on sale of properties                               119,231       45,955
                                                      ----------   ----------

Net income                                            $  376,304   $  321,510
                                                      ==========   ==========




Net income per share of beneficial interest           $    13.91   $    11.16
                                                      ==========   ==========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)





                                                         Nine Months Ended
                                                           September 30,
                                                         2001         2000
                                                      ----------   ----------

Revenues:
  Rent                                               $ 2,368,743  $ 2,447,196
  Interest                                                11,042       50,461
                                                      ----------   ----------

                                                       2,379,785    2,497,657
                                                      ----------   ----------


Expenses:
  Operating expenses                                     241,227      228,444
  Property taxes                                         159,768      162,000
  Property management fees                                39,600       39,600
  Interest                                               551,589      554,284
  Depreciation and amortization                          486,000      486,000
  General and administrative                             158,177      187,457
                                                      ----------   ----------

                                                       1,636,361    1,657,785
                                                      ----------   ----------

Net income before gain on sale of properties             743,424      839,872
Gain on sale of properties                               119,231       45,955
                                                      ----------   ----------

Net income                                            $  862,655   $  885,827
                                                      ==========   ==========




Net income per share of beneficial interest          $     31.70  $     30.16
                                                      ==========   ==========





See accompanying notes to financial statements.



        6                    Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                    2001          2000
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   862,655       885,827
                                                 ----------    ----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 486,000       486,000
      Gain on sale of properties                   (119,231)      (45,955)
      Changes in other assets and liabilities:
        Decrease in other assets                     23,956        11,979
        Increase in accounts payable
          and accrued expenses                       65,462             0
        Decrease in lease deposits                        0        (3,781)
                                                 ----------    ----------
          Total adjustments to income               456,187       448,243
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,318,842     1,334,070


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (404,536)     (138,930)
  Decrease in notes receivable                       75,000      (801,000)
  Proceeds from the sale of properties              690,547       495,955
                                                 ----------    ----------
          Net cash provided by
            investing activities                    361,011     1,158,025


CASH FLOWS FROM FINANCING ACTIVITIES:
 (Decrease) in line of credit, net                  (69,600)     (271,000)
  Redemption of shares                             (240,032)     (738,499)
  Principal payments on long-term notes payable    (145,042)     (134,039)
  Distributions paid                             (1,292,425)   (1,392,115)
                                                 ----------    ----------
          Net cash used by
            financing activities                 (1,747,099    (2,535,653)
                                                 ----------    ----------

          Net decrease in cash                      (67,246)      (43,558)

Cash and cash equivalents, beginning of period       90,600        71,679
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    23,354   $    28,121
                                                 ==========    ==========

See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 2001, and the results of its operations for the nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

3. Effective October 1, 2000, the Trust executed a one for four reverse share split and a concurrent elimination of all fractional shares less than one when the shareholder account held less than one share. All references to the number of shares and per share amounts have been restated to reflect the impact of the reverse share split.

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

The $45,955 or $1.60 per share gain on sale of rental properties was attributed to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California in July, 2000.

The $119,231 or $4.38 per share gain on sale of rental properties was attributed to the sale of 7390 Greenback Lane in Citrus Heights, California in July, 2001.

Net income was $13.91 and $31.70 per share for the three months and nine months ended September 30, 2001, respectively, compared to $11.16 and $30.16 for the three months and nine months ended September 30, 2000, respectively.

The Trust paid distributions of $15.84 and $47.52 per share for the three months and nine months ended September 30, 2001, and September 30, 2000, respectively.



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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        November 9, 2001                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



        November 9, 2001                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee