Form 10-K
period 2001-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2002-05-10
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                For the fiscal year ended:  December 31, 2001

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

                  / X/    Yes            / /      No

     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2001, was $14,109,483. This calculation is based on the book value because there is no active public trading market for the shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    6
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    10
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    20

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    21
              ITEM 11.  Executive Compensation .....................    22
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    23
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    23

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    24











        3                       PART I.



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

ITEM 2.  PROPERTIES

     The Trust owns four properties all of which are located in California. The Trustees believe that the properties are quality income producing properties that are well suited for their current uses. Most of the properties are leased under long term leases at competitive rates for the areas in which they are located. The lease terms provide for rental adjustments on a periodic basis.

     Title insurance and liability and property damage insurance in amounts deemed appropriate by the Trust have been obtained for the properties referred to above. The Trust does not carry flood insurance on said properties except One Scripps Drive in Sacramento, California. Because of the high cost of premiums, excessive deductibles, and limited coverage, the Trust does not carry earthquake insurance on said properties except 19401 Parthenia Street in Northridge, California.

     For additional information concerning the aforesaid properties, see Notes 1 and 3 of the Notes to Financial Statements and Schedule III.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of 2001.



                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 7,916 shares from 9,133 shareholders at a cost of $3,852,276. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts.

    The Trust executed a one-for-thirty reverse share split in 1998 and a one-or-four share split in 2000. After each reverse share split the Trust eliminated all fractional shares when the shareholder account held less than one share. As of December 31, 2001, the Trust had 26,898 shares outstanding to 3,661 shareholders of record.

     No active public trading market presently exists for the shares of the Trust. The Trust does not anticipate that an active public trading market will exist within the foreseeable future. Occasional trades in the shares of the

Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board (www.otcbb.com).


ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 2001. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.




                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            2001       2000       1999       1998       1997
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues             $  3,184      3,310      3,313    $ 3,290    $ 2,978

    Net income              1,071      1,062      1,176      1,314      1,181

Net cash provided by
  operating activities      1,610      1,657      1,812      1,899      1,679

Total Assets               20,750     24,476     26,222     25,658     26,097

Long-term obligations       3,756      6,354      6,535      6,000      6,145

Net income
  per share              $  39.51      36.76    $ 37.80    $ 40.29    $ 36.00

Cash distributions
  per share              $  63.36      63.36    $ 60.48    $ 56.40    $ 50.40



Per share data has been restated to reflect the impact of the one-for-thirty reverse share split which the Trust executed in 1998 and the one-for-four reverse share split which the Trust executed in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Rent revenues decreased $86,125 or 3 percent in 2001 compared to 2000 primarily due to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California in July 2000, the sale of 7390 Greenback Lane in Citrus Heights, California in July 2001 and reduced occupancy at 4350 Pell Drive in Sacramento, California in 2001.

     Interest revenues decreased $39,433 or 73 percent in 2001 compared to 2000 and $25,668 or 32 percent in 2000 compared to 1999 due to lower average notes receivable balances.

     Interest expense decreased $39,941 or 5 percent in 2001 compared to 2000 primarily due to lower interest rates.

     Interest expense increased $175,581 or 30 percent in 2000 compared to 1999 primarily due to higher average levels of outstanding debt during 2000 compared to 1999.

     Depreciation and amortization expense increased $94,301 or 13 percent primarily due to the write off of unamortized loan fees in connection with the sale of 845 Harbor Boulevard in West Sacramento, California.

     Depreciation and amortization expense increased $71,775 or 11 percent in 2000 compared to 1999 due to the purchase of 845 Harbor Boulevard in West Sacramento, California in May 1999.

     The 2001 gain on sale of properties was attributed to the sale of 7390 Greenback Lane in Citrus Heights, California and 845 Harbor Boulevard in West Sacramento, California in July 2001 and December 2001, respectively.

     The 2000 gain on sale of properties was attributed to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California.

     The 1999 loss on sale of properties was attributed to the sale of 170-174 West Shaw Avenue in Clovis, California.

      Net income was $1,071,107 or $39.51 per share in 2001, $1,061,966 or
$36.76 per share in 2000 and $1,175,630 or $37.80 per share in 1999.

     The Trust paid distributions per share of $63.36, $63.36 and $60.48 in 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust meets its liquidity requirements through net cash provided by operating activities, along with traditional debt alternatives available to it and proceeds from the sale of properties. Cash provided by operating activities is distributed to shareholders in the form of dividends. Accordingly, capital outlays for renovations, principal payments on long-term notes payable and share repurchases require additional sources of capital.
The expected additional sources of capital are cash in the bank, debt, and proceeds from the sale of properties.

     In 2001 the Trust collected $75,000 on an outstanding note receivable and received $4,209,791 from the sale of 7390 Greenback Lane in Citrus Heights, California and 845 Harbor Boulevard in West Sacramento, California. The Trust used this capital plus draws on its lines of credits to fund share repurchases, renovations and principal payments of long-term notes payable.

     In March 2001 the Trust obtained a new line of credit with a new bank that matures in March 2004 and paid off the old line of credit that matured in March 2001. A second line of credit is also available that matures in June 2003.

     The Trust's capital requirements in 2002 will depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be cash in the bank, draws on its lines of credit, collection of the remaining balance of its note receivable or additional debt. In addition, the Trust has identified certain properties that may be sold as a source of funding, if the Trust's sale prices are met.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2001, the Trust had $2,824,285 of variable rate debt. Based upon this balance of variable debt, if interest rates increased one percent, the Trust's net income and cash flows would decrease by $28,243.
If interest rates decreased one percent, the Trust's net income and cash flows would increase by $28,243. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       11

         Balance Sheets
           As of December 31, 2001 and 2000 ........................       12

         Statements of Income
           Years Ended December 31, 2001, 2000 and 1999 ............       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2001, 2000 and 1999 ............       14

         Statements of Cash Flows
           Years Ended December 31, 2001, 2000 and 1999 ............    15-16

         Notes to Financial Statements .............................    17-20

         Schedule III
           Real Estate and Accumulated Depreciation ................    25-29

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 2001 and 2000 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 2001, 2000 and 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Burnett + Company LLP





Rancho Cordova, California
January 30, 2002

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       2001           2000
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $4,562,374 and
  $4,109,853 in 2001 and 2000,
  respectively                                     $ 19,554,997  $ 23,774,370
Note receivable                                         150,000       225,000
                                                     ----------   -----------
                                                     19,704,997    23,999,370


Cash and cash equivalents                               737,709        90,600
Other assets                                            307,263       386,127
                                                    -----------   -----------
    Total assets                                   $ 20,749,969  $ 24,476,097
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term notes payable                          $  3,755,977  $  6,354,029
  Lines of credit                                     2,824,285     3,030,000
  Lease deposits                                         53,301        58,502
  Accounts payable                                        6,923             0
                                                    -----------   -----------
    Total liabilities                                 6,640,486     9,442,531
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    26,898 and 27,459 shares outstanding
    in 2001 and 2000, respectively                       26,898        27,459
  Additional paid-in capital                         30,834,227    31,110,030
  Distributions in excess of net income             (16,751,642)  (16,103,923)
                                                    -----------   -----------
    Total shareholders' equity                       14,109,483    15,033,566
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 20,749,969  $ 24,476,097
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 2001, 2000 and 1999





                                            2001         2000         1999
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 3,169,227    3,255,352  $ 3,233,365
  Interest                                   14,792       54,225       79,893
                                        -----------  -----------  -----------

                                          3,184,019    3,309,577    3,313,258
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                       337,583       322,366      297,473
  Property taxes                           208,107       222,686      216,062
  Property management fees                  52,800        52,800       52,800
  Interest                                 713,811       753,752      578,171
  Depreciation and amortization            813,180       718,879      651,058
  General and administrative               213,957       223,083      258,412
                                        -----------  -----------  -----------

                                         2,339,438     2,293,566    2,053,976
                                        -----------  -----------  -----------

Net income before gain (loss)
  on sale of rental properties             844,581     1,016,011    1,259,282

Gain (loss) on sale of rental
  properties                               226,526        45,955      (83,652)
                                        -----------  -----------  -----------


Net income                              $ 1,071,107    1,061,966  $ 1,175,630
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $     39.51        36.76  $     37.80
                                        ===========  ===========  ===========

Weighted average number of shares            27,108       28,890       31,100
                                        ===========  ===========  ===========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 2001, 2000 and 1999



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
 1998            128,056  $  128,056  $33,363,866  $(14,630,764) $18,861,158

Repurchases
  of shares       (7,072)     (7,072)    (865,501)        -         (872,573)
Net income         -           -            -         1,175,630    1,175,630
Distributions
  ($60.48 per
   share)          -           -            -        (1,880,166)  (1,880,166)
               ---------   ---------   ----------   -----------   ----------
December 31,
1999             120,984  $  120,984  $32,498,365  $(15,335,300) $17,284,049
               ---------   ---------   ----------   -----------   ----------

Repurchases
  of shares      (11,340)    (11,340)  (1,470,520)        -       (1,481,860)
One-for four
  reverse
  share split    (82,185)    (82,185)      82,185         -            -
Net income         -           -            -         1,061,966    1,061,966
Distributions
  ($63.36 per
   share)          -           -            -        (1,830,589)  (1,830,589)
               ---------   ---------   ----------   -----------   ----------
December 31,
2000              27,459  $   27,459  $31,110,030  $(16,103,923) $15,033,566
               ---------   ---------   ----------   -----------   ----------

Repurchases
  of shares         (561)       (561)    (275,803)        -         (276,364)

Net income                                            1,071,107    1,071,107
Distributions
  ($63.36 per
   share)          -           -           -         (1,718,826)  (1,718,826)
               ---------   ---------   ----------   -----------   ----------
December 31,
2001              26,898  $   26,898  $30,834,227  $ 16,751,642  $14,109,483
               =========   =========   ==========   ===========   ==========


See notes to financial statements.
        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999

                                           2001          2000        1999
OPERATING ACTIVITIES:                   ----------   ----------   ----------

Net income                             $ 1,071,107  $ 1,061,966  $ 1,175,630
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            740,259      712,906      647,124
    Amortization of loan fees               72,921        5,973        3,934
   (Gain)loss on sale of properties       (226,526)     (45,955)      83,652
  Changes in other assets & liabilities:
    Increase in other assets               (49,469)     (73,760)     (92,476)
    Increase(decrease)in accounts payable    6,923            0       (5,460)
    Decrease in lease deposits              (5,201)      (3,781)           0
                                        ----------   ----------   ----------
     Total adjustments to net income       538,907      595,383      636,774
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,610,014    1,657,349    1,812,404
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Collections on notes receivable           75,000      851,000            0
  Purchases and improvements to
    properties                            (448,739)    (181,425)  (1,174,541)
  Proceeds from sale of properties       4,209,791      495,955    2,686,576
  Increase in other assets                       0            0      (70,074)
                                        ----------   ----------   ----------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES             3,836,052    1,165,530    1,441,961
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Borrowings (payments) on
    lines of credit, net                  (205,715)     689,000    1,611,000
  Redemption of shares                    (276,364)  (1,481,860)    (872,573)
  Payments on long-term notes payable   (2,598,052)    (180,509)  (2,065,044)
  Distributions paid                    (1,718,826)  (1,830,589)  (1,880,166)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (4,798,957)  (2,803,958)  (3,206,783)
                                        ----------   ----------   ----------
        NET INCREASE IN CASH               647,109       18,921       47,582

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                          90,600       71,679       24,097
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $   737,709  $    90,600  $    71,679
                                        ==========   ==========   ==========

INTEREST PAID                          $   713,811  $   753,752  $   574,237
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

    Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over five to forty years.

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

    NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 27,108, 28,890 and 31,100 during 2001, 2000 and 1999, respectively.

    CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The Trust's properties and the collateral for its note receivable are all located in California.

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    RECLASSIFICATION: Certain amounts in prior years' financial statements have been reclassified to conform with the current year presentation.


2.  NOTE RECEIVABLE

    The note receivable as of December 31, 2001 and 2000 is collateralized by a property in Rocklin, California. As of December 31, 2001 the note bears interest at 10 percent per annum. The January 2001 scheduled principal payment of $75,000 was made, but other scheduled 2001 principal payments have not been made. The interest is current.

    The fair market value of the note approximates its carrying value at December 31, 2001 and 2000.


3.  LONG-TERM NOTES PAYABLE

    Long-term notes payable are collateralized by two properties in California. As of December 31, 2001, the long-term note payable bears interest at 8.6 percent per annum and matures in 2017. As of December
31, 2000, the long-term notes payable bear interest at rates ranging from
7.0 percent to 8.6 percent and mature in 2014 and 2017. Principal payments during each of the next five years are as follows: $122,311, $133,254, $145,176, $157,040 and $171,091, respectively, and in aggregate $3,027,105, thereafter. The aggregate fair value of the notes approximate their carrying value as of December 31, 2001 and 2000. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the notes.

4.  LINES OF CREDIT

    At December 31, 2001 the Trust had available two lines of credit with different financial institutions, one with interest at prime per annum, and the other at prime plus 0.25 percent, payable monthly. Available credit lines are $2,000,000 and $1,516,400, and expire on June 2003 and March 2004, respectively. Both lines are secured by real property.

     At December 31, 2000 the Trust had available two lines of credit with different financial institutions, one with interest at prime plus 0.75 percent per annum, and the other at prime, payable monthly. The credit lines were for $2,000,000 each and one expired on March 31, 2001 and the other expires on June 30, 2003. Both lines were secured by real property.

     At December 31, 2001 and December 31, 2000 there were aggregate outstanding balances of $2,824,285 and $3,030,000, respectively, on the lines of credit. The weighted-average interest rates for the lines of credit were 7.37 percent and 9.87 percent for 2001 and 2000, respectively.


5.  DISTRIBUTIONS

    Cash distributions per share of beneficial interest for federal income tax purposes for the past three years were: 57 percent of the distributions paid in 2001 were ordinary income, 36 percent were nontaxable and 7 percent were capital gains; 63 percent of the distributions paid in 2000 were ordinary income, 34 percent were nontaxable and 3 percent were capital gains; 36 percent of the distributions paid in 1999 were ordinary income and 64 percent were nontaxable.


6.  RENT UNDER OPERATING LEASES

    The Trust is the lessor of real properties under operating leases expiring in various years through 2017. Noncancelable operating leases provide for minimum rent during each of the next five years of $2,282,566, $1,394,322, $1,035,498, $797,840 and $778,340, respectively, and in aggregate $7,583,334 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.


7. CREDIT RISK

     1590 Sycamore Drive in Hercules, California which represents more than 20 percent of the Trust's total assets, is occupied solely by Albertson's, Inc. The following is condensed financial information in millions of
 Albertson's, Inc. a publicly held company.

     Current assets and total assets at February 1, 2001 and February 3, 2000 were $4,300 and $16,078 and $4,591 and $15,719, respectively. Current liabilities and total liabilities at February 1, 2001 and February 3, 2000 were $3,395 and $10,384 and $4,069 and $10,017, respectively. Shareholders' equity at February 1, 2001 and February 3, 2000 was $5,694 and $5,702, respectively.

     Sales and gross profit for the years ended February 1, 2001, February 3, 2000 and January 28, 1999 were $36,762 and $10,426; $37,478 and
$10,314; and $35,872 and $9,716, respectively. Net income for the years ended February 1, 2001, February 3, 2000 and January 28, 1999 was $765, $404 and $801, respectively.


8.  PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (SFAS No. 144). SFAS No. 144 established accounting and reporting standards for the impairment on disposal of long-lived assets and this statement supercedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Management does not expect the adoption of SFAS No. 144, which is effective for the Trust on January 1, 2002 will have a material impact on its results of operations or financial position.


9. QUARTERLY DATA (UNAUDITED)

The following is a summary of quarterly results of operations for 2001 and 2000:


                                         Quarters Ended

                     March 31     June 30    Sept 30      Dec 31       Total
                     --------    --------    --------    --------    ----------
2001:
Revenues             $808,844    $790,836    $780,105    $804,234    $3,184,019
Operating income      235,425     250,926     257,073     101,157       844,581
Net income:
  Income              235,425     250,926     376,304     208,452     1,071,107
  Income per share   $   8.67    $   9.25    $  13.91    $   7.68    $    39.51

2000:
Revenues             $848,007    $838,595    $811,055    $811,920    $3,309,577
Operating income      287,143     277,174     275,555     176,139     1,016,011
Net income:
  Income              287,143     277,174     321,510     176,139     1,061,966
  Income per share   $   9.94    $   9.59    $  11.13    $   6.10    $    36.76




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       50       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          68       1988        Trustee and Secretary
        Joyce A. Marks            65       1986                Trustee


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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 2001, the Trust was managed by its Trustees as a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2001, none of the Trust's officers received compensation in excess of $69,300.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2001    $52,800      $69,300 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $16,500.

COMPENSATON OF TRUSTEES

     Each Trustee receives $1,375 or $345 for each Trustees' meeting attended plus direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2001. The Trust does not maintain a nominating or compensation committee or any other standing committee. However, the Trustees have authority to establish such committees and to compensate committee members as appropriate for their service. During 2001, the Trust had twelve regular meetings and one special meeting of its Trustees. All Trustees attended all of the meetings.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2001, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell       1,531.000         5.6886
3187-D Airway Avenue
Costa Mesa, California  92626

Gregory E. Crissman, Chairman and Trustee              46.000          .1710
2561 Fulton Square Lane, #55
Sacramento, CA  95821

All Trustees and officers as a group                   46.000          .1710




     During 2001, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


       24                         PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----
          Independent Auditors' Report ......................      11

          Balance Sheets as of December 31, 2001 and 2000 ...      12

          Statements of Income for Years Ended
            December 31, 2001, 2000 and 1999 ................      13

          Statements of Changes in Shareholders' Equity for
            Years Ended December 31, 2001, 2000 and 1999 ....      14

          Statements of Cash Flows for Years Ended
            December 31, 2001, 2000 and 1999 ................   15-16

          Notes to Financial Statements .....................   17-20


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   25-29


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b) REPORTS ON FORM 8-K
          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initial Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Description       Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000

1590 Sycamore,
 Hercules,
 California              3,755,977      1,310,000      5,912,015

4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
                      $  3,755,977   $  9,230,000   $ 13,500,228
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


Page 1, Part B
------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

19401 Parthenia
 Street, Northridge,
 California               2,526,595            -

1590 Sycamore,
 Hercules,
 California                  28,761            -

4350 Pell Drive,
 Sacramento,
 California               1,264,092            -

One Scripps Drive,
 Sacramento,
 California               1,820,695            -

                      -------------   -------------
                      $   5,640,143   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,626,595      3,483,000      7,913,595

1590 Sycamore,
 Hercules,
 California             1,310,000      5,940,776           -         7,250,776

4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,477,417           -         4,977,417

One Scripps Drive,
 Sacramento,
 California               650,000      4,095,583        770,000      3,975,583

                     ------------   ------------   ------------   ------------
                     $  9,230,000   $ 19,140,371   $  4,253,000   $ 24,117,371
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

19401 Parthenia
 Street, Northridge,
 California             1,898,834      1973          11/90        40 years

1590 Sycamore,
 Hercules,
 California               716,581       1989          05/97        40 years

4350 Pell Drive,
 Sacramento,
 California               919,634       1975          09/92        40 years

One Scripps Drive,
 Sacramento,
 California             1,027,325       1972          09/92        40 years

                     ------------
                     $  4,562,374
                     ============

Footnote to Schedule III

Balance at beginning of period                                  $  27,884,223

     Additions during period:
          Acquisitions through foreclosure      $           0
          Other acquisitions                                0
          Improvements                                448,739
          Other                                             0
                                                  -----------

     Deductions during period:
          Cost of real estate sold                  4,215,591
          Other                                             0
                                                  -----------
                                                                    4,215,591
                                                                  -----------
Balance at end of period:                                       $  24,117,371
                                                                  ===========

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 29, 2002           USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 29, 2002                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 29, 2002                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 29, 2002                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee