Form 10-Q
period 2002-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2002-05-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 2002               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 2002
  par value one dollar per share                             26,703

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 2002 and
                December 31, 2001 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 2002 and 2001 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2002 and 2001 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        2002          2001
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,715,498 at March 31,
    2002 and $4,562,374 at December 31, 2001       $ 19,431,350  $ 19,554,997

  Notes receivable                                      125,000       150,000
                                                     ----------   -----------
                                                     19,556,350    19,704,997


Cash and cash equivalents                                 3,608       737,709
Other assets                                            292,351       307,263
                                                    -----------   -----------
    Total assets                                   $ 19,852,309  $ 20,749,969
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  3,726,375  $  3,755,977
  Line of credit                                      2,186,285     2,824,285
  Lease deposits                                         53,301        53,301
  Accounts payable                                       81,759         6,923
                                                    -----------   -----------
    Total liabilities                                 6,047,720     6,640,486
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    26,703 shares outstanding at March 31,
    2002 and 26,898 shares outstanding at
    December 31, 2001                              $     26,703  $     26,898
  Additional paid-in capital                         30,738,987    30,834,227
  Distributions in excess of cumulative
    net income                                      (16,961,101)  (16,751,642)
                                                    -----------   -----------
    Total shareholders' equity                       13,804,589    14,109,483
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 19,852,309  $ 20,749,969
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income

                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2002         2001
                                                      ----------   ----------

Revenues:
  Rent                                                $  685,765   $  805,302
  Interest                                                 3,542       3,542
                                                      ----------   ----------

                                                         689,307      808,844
                                                      ----------   ----------


Expenses:
  Operating expenses                                      85,486       85,267
  Property taxes                                          54,027       54,000
  Property management fees                                13,200       13,200
  Interest                                               109,353      190,369
  Depreciation and amortization                          167,077      162,000
  General and administrative                              59,175       68,583
                                                      ----------   ----------
                                                         488,318      573,419
                                                      ----------   ----------

Net Income                                             $ 200,989   $  235,425
                                                      ==========   ==========



Net income per share of beneficial interest           $     7.53   $     8.67
                                                      ==========   ==========











See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2002          2001
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   200,989    $  287,143
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     167,077       162,000
  Changes in other assets and liabilities:
  Decrease in other assets                           14,912        38,946
  Increase in accounts payable                       74,836        54,000
                                                 ----------    ----------
          Total adjustments to income               256,825       254,946
                                                 ----------    ----------

          Net cash provided by
            operating activities                    457,814       490,371


INVESTING ACTIVITIES:
  Improvements to properties                        (29,577)      (15,185)
  Collections on note receivable                     25,000        75,000
  Increase(decrease)in lines of credit(net)        (638,000)       50,375
                                                 ----------    ----------
          Net cash provided by, (used in)
           investing activities                     642,577       110,190


FINANCING ACTIVITIES:
  Redemption of shares                              (95,435)     (144,065)
  Payments on long-term notes payable               (29,602)      (47,396)
  Distributions paid                               (424,301)     (410,284)
                                                 ----------    ----------
          Net cash used by financing activities    (549,338)     (601,745)
                                                 ----------    ----------
          Net decrease in cash                     (734,101)       (1,184)

Cash and cash equivalents at beginning of period    737,709        71,679
                                                 ----------    ----------
Cash and cash equivalents at end of period      $     3,608   $    70,495
                                                 ==========    ==========



See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2001 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rental revenues decreased $119,537 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to the sale of 845 Harbor Boulevard in West Sacramento, California on December 27, 2001.

        Interest expense decreased $81,016 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to lower average levels of outstanding debt and lower interest rates.

        Net income was $200,989 or $7.53 per share for the three months ended March 31, 2002 compared to $235,425 or $8.67 per share for the same period in 2001.

        The Trust paid distributions of $15.84 per share for the three months ended March 31, 2002 and for the same period in 2001.


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

        The Trust's capital requirements depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be draws on its lines of credit, collection of the remaining balance of the note receivable or additional debt. In addition, the Trust has identified certain of its properties that may be sold as a source of funding, if the Trust's sale prices are met.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2002                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 2002                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee


























                        USA REAL ESTATE INVESTMENT TRUST
                               P.O. Box 255427-314
                          Sacramento, California  95825




May 14, 2002

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

     Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of USA Real Estate Investment Trust (the "Company") is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

     This filing is being effected by direct transmission to the Commission's EDGAR System.

                                        Sincerely,




                                        Gregory Crissman,
                                        Chairman