Form 10-Q
period 2002-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2002-08-09
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 2002               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 2002
 par value one dollar per share                             26,565

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - June 30, 2002 and
                December 31, 2001 .................................    3

              Statements of Income - For the Three Months
                Ended June 30, 2002 and 2001 ......................    4

              Statements of Income - For the Six Months
                Ended June 30, 2002 and 2001 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 2002 and 2001 ...............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      June 30,   December 31,
                                                        2002          2001
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,841,446 at June 30,
    2002 and $4,562,374 at December 31, 2001       $ 19,409,290  $ 19,554,997
  Note receivable                                       125,000       150,000
                                                     ----------   -----------
                                                     19,534,290    19,704,997


Cash                                                     24,146       737,709
Other assets                                            301,273       307,263
                                                    -----------   -----------
    Total assets                                   $ 19,859,709  $ 20,749,969
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $  3,696,132  $  3,755,977
  Line of credit                                      2,535,000     2,824,285
  Lease deposits                                         53,301        53,301
  Accounts payable and accrued expenses                  13,254         6,923
                                                    -----------   -----------
    Total liabilities                                 6,297,687     6,640,486
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    26,565 shares outstanding at June 30,
    2002 and 26,898 at December 31, 2001           $     26,565  $     26,898
  Additional paid-in capital                         30,676,201    30,834,227
  Distributions in excess of cumulative
    net income                                      (17,140,744)  (16,751,642)
                                                    -----------   -----------
    Total shareholders' equity                       13,562,022    14,109,483
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 19,859,709  $ 20,749,969
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                              June 30,
                                                         2002         2001
                                                      ----------   ----------

Revenues:
  Rent                                                $  674,233   $  787,086
  Interest                                                 3,125        3,750
                                                      ----------   ----------

                                                         677,358      790,836
                                                      ----------   ----------


Expenses:
  Operating expenses                                      82,165       82,840
  Property taxes                                          53,007       51,768
  Property management fees                                13,200       13,200
  Interest                                               108,858      188,750
  Depreciation and amortization                          131,955      162,000
  General and administrative                              33,128       41,352
                                                      ----------   ----------
                                                         422,313      539,910
                                                      ----------   ----------


Net income                                            $  255,045   $  250,926
                                                      ==========   ==========




Net income per share of beneficial interest           $     9.58   $     9.25
                                                      ==========   ==========







See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)







                                                          Six Months Ended
                                                              June 30,
                                                         2002         2001
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,359,998  $ 1,592,388
  Interest                                                 6,667        7,292
                                                      ----------   ----------

                                                       1,366,665    1,599,680
                                                      ----------   ----------


Expenses:
  Operating expenses                                     167,651      168,107
  Property taxes                                         107,034      105,768
  Property management fees                                26,400       26,400
  Interest                                               218,211      379,119
  Depreciation and amortization                          299,072      324,000
  General and administrative                              92,303      109,935
                                                      ----------   ----------

                                                     $   910,671  $ 1,113,329
                                                      ----------   ----------

 Net income                                          $   455,994  $   486,351
                                                      ==========   ==========




Net income per share of beneficial interest          $     17.16  $     17.93
                                                      ==========   ==========






See accompanying notes to financial statements.




        6                   Statements of Cash Flows
                                    (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    2002          2001
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   455,994       486,351
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                 299,072       324,000
      Changes in other assets and liabilities:
       (Increase) decrease in other assets          (14,010)       20,101
        Increase in accounts payable and
          accrued expenses                            6,331        10,000
                                                 ----------    ----------
          Total adjustments to income               291,393       354,101
                                                 ----------    ----------
          Net cash provided by
            operating activities                    747,387       840,452

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (133,365)     (177,079)
  Decrease in notes receivable                       25,000        75,000
                                                  ----------    ----------
          Net cash used in investing activities    (108,365)     (102,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit, net       (289,285)      204,374
  Redemption of shares                             (158,359)     (169,324)
  Principal payments on long-term notes payable     (59,845)      (95,737)
  Distributions paid                               (845,096)     (858,708)
                                                 ----------    ----------
          Net cash used in
            financing activities                 (1,352,585)     (919,395)
                                                 ----------    ----------

          Net (decrease) increase in cash          (713,563)     (181,022)

Cash and cash equivalents, beginning of period      737,709        90,600
                                                 ----------    ----------

Cash and cash equivalents, end of period        $    24,146   $   (90,422)
                                                 ==========    ==========


See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 2002, and the results of its operations for the six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Rent revenues decreased $112,853 and $232,390 for the three months and six months ended June 30, 2002, respectively, compared to the three and six months ended June 30, 2001. These decreases were primarily due to the sale of 845 Harbor Boulevard in West Sacramento, California in December 2001.

Interest expense decreased $79,892 and $160,908 for the three months and six months ended June 30, 2002, respectively, compared to the three and six months ended June 30, 2001 due to lower average levels of outstanding debt during 2002.

Net income was $9.58 and $17.16 per share for the three months and six months ended June 30, 2002, respectively, compared to $9.25 and $17.93 for the three months and six months ended June 30, 2001, respectively.

The Trust paid distributions of $15.84 and $31.68 per share for the three months and six months ended June 30, 2002 and June 30, 2001, respectively.



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

The Trust's capital requirements depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be draws on its lines of credit, collection of the remaining note receivable or additional debt. In addition, the Trust has identified certain of its properties that may be sold as a source of funding, if the Trust's sale prices are met.

                      PART II.  OTHER INFORMATION

                   USA REAL ESTATE INVESTMENT TRUST



ITEM 5:  OTHER INFORMATION:

On May 4, 2002, the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.



ITEM 6:  REPORTS ON FORM 8-K

None.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 7, 2002                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



           August 7, 2002                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee