Form 10-Q
period 2002-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2002-11-15
CIK 803771

        1              SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 2002      Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 2002
 par value one dollar per share                             26,439

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - September 30, 2002 and
                December 31, 2001 .................................    3

              Statements of Income - For the Three Months
                Ended September 30, 2002 and 2001 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 2002 and 2001 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 2002 and 2001 ..........    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        2002          2001
                                                    (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,161,750 at September 30,
    2002 and $4,562,374 at December 31, 2001       $ 12,976,769  $ 19,554,997
  Notes receivable                                      125,000       150,000
                                                     ----------   -----------
                                                     13,101,769    19,704,997


Cash and cash equivalents                               609,387       737,709
Other assets                                            280,431       307,263
                                                    -----------   -----------
    Total assets                                   $ 13,991,587  $ 20,749,969
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $          0  $  3,755,977
  Lines of credit                                             0     2,824,285
  Accounts payable and accrued expenses                  58,286         6,923
  Lease deposits                                         53,611        53,301
                                                    -----------   -----------
    Total liabilities                                   111,897     6,640,486
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    26,439 shares outstanding at September 30,
    2002 and 26,898 at December 31, 2001           $     26,439  $     26,898
  Additional paid-in capital                         30,615,735    30,834,227
  Distributions in excess of cumulative
    net income                                      (16,762,484)  (16,751,642)
                                                    -----------   -----------
    Total shareholders' equity                       13,879,690    14,109,483
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 13,991,587  $ 20,749,969
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         2002         2001
                                                      ----------   ----------

Revenues:
  Rent                                                $  530,448   $  776,355
  Interest                                                 3,125        3,750
                                                      ----------   ----------

                                                         533,573      780,105
                                                      ----------   ----------


Expenses:
  Operating expenses                                      87,718       73,120
  Property taxes                                          54,600       54,000
  Property management fees                                13,200       13,200
  Interest                                                35,561      172,470
  Depreciation and amortization                          183,165      162,000
  General and administrative                              32,555       48,242
                                                      ----------   ----------

                                                         406,799      523,032
                                                      ----------   ----------


Net income before gain on sale of properties             126,774      257,073

Gain on sale of properties                               670,362      119,231
                                                      ----------   ----------

Net income                                            $  797,136   $  376,304
                                                      ==========   ==========




Net income per share of beneficial interest           $    30.07   $    13.91
                                                      ==========   ==========



See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)





                                                         Nine Months Ended
                                                           September 30,
                                                         2002         2001
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,890,446  $ 2,368,743
  Interest                                                 9,792       11,042
                                                      ----------   ----------

                                                       1,900,238    2,379,785
                                                      ----------   ----------


Expenses:
  Operating expenses                                     255,369      241,227
  Property taxes                                         161,634      159,768
  Property management fees                                39,600       39,600
  Interest                                               253,772      551,589
  Depreciation and amortization                          482,237      486,000
  General and administrative                             124,858      158,177
                                                      ----------   ----------

                                                       1,317,470    1,636,361
                                                      ----------   ----------

Net income before gain on sale of properties             582,768      743,424

Gain on sale of properties                               670,362      119,231
                                                      ----------   ----------

Net income                                           $ 1,253,130    $ 862,655
                                                      ==========   ==========




Net income per share of beneficial interest          $     47.16    $   31.70
                                                      ==========   ==========





See accompanying notes to financial statements.


        6                    Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                    2002          2001
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,253,130       862,655
                                                 ----------    ----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 482,237       486,000
      Gain on sale of properties                   (670,362)     (119,231)
      Changes in other assets and liabilities:
       (Increase)decrease in other assets           (63,633)       23,956
        Increase in accounts payable
          and accrued expenses                       51,363        65,462
        Increase in lease deposits                      310             0
                                                 ----------    ----------
          Total adjustments to income              (200,085)      456,187
                                                 ----------    ----------
          Net cash provided by
            operating activities                  1,053,045     1,318,842


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (271,924)     (404,536)
  Decrease in notes receivable                       25,000        75,000
  Proceeds from the sale of properties            7,128,742       690,547
                                                 ----------    ----------
          Net cash provided by
            investing activities                  6,881,818       361,011


CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in lines of credit, net               (2,824,285)      (69,600)
  Redemption of shares                             (218,951)     (240,032)
  Principal payments on long-term notes payable  (3,755,977)     (145,042)
  Distributions paid                             (1,263,972)   (1,292,425)
                                                 ----------    ----------
          Net cash used in
            financing activities                 (8,063,185)   (1,747,099)
                                                 ----------    ----------

          Net decrease in cash                     (128,322)      (67,246)

Cash and cash equivalents, beginning of period      737,709        90,600
                                                 ----------    ----------

Cash and cash equivalents, end of period        $   609,387   $    23,354
                                                 ==========    ==========

See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 2002, and the results of its operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



RESULTS OF OPERATIONS

Rent revenues decreased $245,907 and $478,297 for the three months and nine months ended September 30, 2002, respectively compared to the three months and nine months ended September 30, 2001. These decreases were primarily due to the sale of 845 Harbor Boulevard in West Sacramento, California in December 2001 and 1590 Sycamore Drive in Hercules, California in July 2002.

Interest expense decreased $136,909 and $297,817 for the three months and nine months ended September 30, 2002, respectively, compared to the three months and nine months ended September 30, 2001 primarily due to lower average levels of outstanding debt during 2002.

The $119,231 or $4.40 per share gain on sale of properties in 2001 was attributed to the sale of 7390 Greenback Lane in Citrus Heights, California in July 2001.

The $670,362 or $25.29 per share gain on sale of properties in 2002 was attributed to the sale of 1590 Sycamore Drive in Hercules, California in July 2002.

Net income was $30.07 and $47.16 per share for the three months and nine months ended September 30, 2002, respectively, compared to $13.91 and $31.70 for the three months and nine months ended September 30, 2001.

The Trust paid distributions of $15.84 per share for the three months ended September 30, 2002 and September 30, 2001 and $47.52 per share for the nine months ended September 30, 2002 and September 30, 2001.



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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        November 11, 2002                   Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                                Chairman



        November 11, 2002                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                          Benjamin Diaz
                                                 Trustee