Form 10-K
period 2002-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2003-03-14
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTON 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                For the fiscal year ended:  December 31, 2002

/ /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No Fee Required)
                       For the transition period from:

                      Commission file number:  0-16508
                Registrant:  USA Real Estate Investment Trust
            (Exact Name of Registrant as specified in its Charter)

          California                                 68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

      2443 Fair Oaks Boulevard., #314, Sacramento, California  95825-7684
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

                  / X/    Yes            / /      No

     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2002, was $13,473,773. This calculation is based on the book value because there is no active public trading market for the shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents



                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    6
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    10
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    19

    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    20
              ITEM 11.  Executive Compensation .....................    21
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    22
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    22

    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    23











        3                       PART I.



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

     The office of the Trust is located at One Scripps Drive, Suite 201, in Sacramento, California.



INVESTMENT OBJECTIVES

     The Trust owns and manages three real properties and one promissory note collateralized by real property in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.

INVESTMENT GUIDELINES

     Acquisition Policies. The Trustees have adopted investment guidelines for the purpose of selecting the Trust's investments. Pursuant to the guidelines, the allocation of Trust assets depends principally upon the following factors:

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

     The Trust is involved in only one industry segment: acquiring, operating, holding for investment and disposing of income-producing real properties. Revenues, net income and assets from this industry segment are included in the Trust's financial statements which appear at Item 8 of
Part II.

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

ITEM 2.  PROPERTIES

     The Trust owns three real properties and one promissory note collateralized by real property all of which are located in California. The Trustees believe that the properties are income producing properties that are well suited for their current uses. The properties are leased at competitive rates for the areas in which they are located. One property is undergoing substantial renovations.

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

     For additional information concerning the aforesaid properties, see Note 1 of the Notes to Financial Statements and Schedule III.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Trust's security holders during the last quarter of 2002.



                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS


     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 8,529 shares from 9,262 shareholders at a cost of $4,140,758. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts.

    The Trust executed a one-for-thirty reverse share split in 1998 and a one-for-four reverse share split in 2000. After each reverse share split the Trust eliminated all fractional shares when the shareholder account held less than one share. As of December 31, 2002, the Trust had 26,285 shares outstanding to 3,506 shareholders of record.

     No active public trading market presently exists for the shares of the Trust. The Trust does not anticipate that an active public trading market will exist within the foreseeable future. Occasional trades in the shares of the

Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board (www.otcbb.com).


ITEM 6.  SELECTED FINANCIAL DATA


     The following represents selected financial data for the Trust for the five years ended December 31, 2002. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.




                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            2002       2001       2000       1999       1998
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues               $ 2,325   $ 3,184    $ 3,310    $ 3,313    $ 3,290

    Net income               1,334     1,071      1,062      1,176      1,314

Net cash provided by
  operating activities       1,203     1,610      1,657      1,812      1,899

Total Assets                13,512    20,750     24,476     26,222     25,658

Long-term obligations            0     3,756      6,354      6,535      6,000

Net income
  per share                $ 50.25   $ 39.51    $ 36.76    $ 37.80    $ 40.29

Cash distributions
  per share                $ 63.36   $ 63.36    $ 63.36    $ 60.48    $ 56.40


Per share data has been restated to reflect the impact of the one-for-thirty reverse share split which the Trust executed in 1998 and the one-for-four reverse share split which the Trust executed in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Rent revenues decreased $857,591 or 27 percent in 2002 compared to 2001 primarily due to the sale of 1590 Sycamore Drive in Hercules, California and 845 Harbor Boulevard in West Sacramento, California in July 2002 and December 2001, respectively and reduced occupancy at 19401 Parthenia in Northridge, California.

     Rent revenues decreased $86,125 or 3 percent in 2001 compared to 2000 primarily due to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California in July 2000, the sale of 7390 Greenback Lane in Citrus Heights, California in July 2001 and reduced occupancy at 4350 Pell Drive in Sacramento, California in 2001.

     Interest expense decreased $460,039 or 64 percent in 2002 compared to 2001 due to lower average levels of outstanding debt and lower interest rates.

     Interest expense decreased $39,941 or 5 percent in 2001 compared to 2000 primarily due to lower interest rates.

     Depreciation and amortization expense decreased $196,368 or 24 percent in 2002 compared to 2001 due to the sale of 1590 Sycamore Drive in Hercules, California and 845 Harbor Boulevard in West Sacramento, California, in
July 2002 and December 2001, respectively.

     Depreciation and amortization expense increased $94,301 or 13 percent in 2001 compared to 2000 primarily due to the write off of unamortized loan fees in connection with the sale of 845 Harbor Boulevard in West Sacramento, California.

     The 2002 gain on sale of properties was attributed to the sale of 1590 Sycamore Drive in Hercules, California in July 2002.

     The 2001 gain on sale of properties was attributed to the sale of 7390

Greenback Lane in Citrus Heights, California and 845 Harbor Boulevard in West Sacramento, California in July 2001 and December 2001, respectively.

     The 2000 gain on sale of properties was attributed to the sale of 3090 Sunrise Boulevard in Rancho Cordova, California in July 2000.

     Net income was $1,333,621 or $50.25 per share in 2002, $1,071,107 or
$39.51 per share in 2001 and $1,061,966 or $36.76 per share in 2000.

     The Trust paid distributions per share of $63.36, $63.36 and $63.36 in 2002, 2001 and 2000, respectively.

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

     In 2002 the Trust received $7,128,742 from the sale of 1590 Sycamore Drive in Hercules, California and collected $40,000 on an outstanding note receivable. The Trust used this capital to payoff its long-term note payable and its lines of credit and to fund renovations and share repurchases.

     The Trust's capital requirements in 2003 will depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be cash in the bank, draws on its lines of credit, collection of the remaining balance of its note receivable or additional debt.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2002, the Trust had no variable rate debt. However, if the Trust had $1,000,000 of variable rate debt and interest rates increased one percent, the Trust's net income and cash flows would decrease by $10,000. Conversely, if the Trust had $1,000,000 of variable rate debt and interest rates decreased one percent, the Trust's net income and cash flows would increase by $10,000. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Report ..............................       11

         Balance Sheets
           As of December 31, 2002 and 2001 ........................       12

         Statements of Income
           Years Ended December 31, 2002, 2001 and 2000 ............       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2002, 2001 and 2000 ............       14

         Statements of Cash Flows
           Years Ended December 31, 2002, 2001 and 2000 ............       15

         Notes to Financial Statements .............................    16-19

         Schedule III
           Real Estate and Accumulated Depreciation ................    24-27

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 2002 and 2001 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended
December 31, 2002, 2001 and 2000. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Burnett + Company LLP





Rancho Cordova, California
January 30, 2003

                        USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       2002           2001
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $4,285,259 and
  $4,562,374 in 2002 and 2001,
  respectively                                     $ 12,926,048  $ 19,554,997
Note receivable                                         110,000       150,000
                                                     ----------   -----------
                                                     13,036,048    19,704,997


Cash and cash equivalents                               214,999       737,709
Other assets                                            261,370       307,263
                                                    -----------   -----------
    Total assets                                   $ 13,512,417  $ 20,749,969
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Long-term note  payable                          $          0  $  3,755,977
  Lines of credit                                             0     2,824,285
  Lease deposits                                         30,263        53,301
  Accounts payable                                        8,381         6,923
                                                    -----------   -----------
    Total liabilities                                    38,644     6,640,486
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    26,285 and 26,898 shares outstanding
    in 2002 and 2001, respectively                       26,285        26,898
  Additional paid-in capital                         30,546,358    30,834,227
  Distributions in excess of net income             (17,098,870)  (16,751,642)
                                                    -----------   -----------
    Total shareholders' equity                       13,473,773    14,109,483
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 13,512,417  $ 20,749,969
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 2002, 2001 and 2000





                                            2002         2001         2000
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 2,311,636  $ 3,169,227  $ 3,255,352
  Interest                                   12,923       14,792       54,225
                                        -----------  -----------  -----------

                                          2,324,559    3,184,019    3,309,577
                                        -----------  -----------  -----------


Expenses:
  Operating expenses                        347,559      337,583      322,366
  Property taxes                            225,269      208,107      222,686
  Property management fees                   52,800       52,800       52,800
  Interest                                  253,772      713,811      753,752
  Depreciation and amortization             616,812      813,180      718,879
  General and administrative                165,088      213,957      223,083
                                        -----------  -----------  -----------

                                          1,661,300    2,339,438    2,293,566
                                        -----------  -----------  -----------

Net income before gain on
  sale of rental properties                 663,259      844,581    1,016,011


Gain on sale of rental properties           670,362      226,526       45,955
                                        -----------  -----------  -----------


Net income                              $ 1,333,621  $ 1,071,107  $ 1,061,966
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $     50.25  $     39.51  $     36.76
                                        ===========  ===========  ===========

Weighted average number of shares            26,541       27,108       28,890
                                        ===========  ===========  ===========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 2002, 2001 and 2000



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
1999             120,984  $  120,984  $32,498,365  $(15,335,300) $17,284,049

Repurchases
  of shares      (11,340)    (11,340)  (1,470,520)        -       (1,481,860)
One-for four
  reverse
  share split    (82,185)    (82,185)      82,185         -            -
Net income         -           -            -         1,061,966    1,061,966
Distributions
  ($63.36 per
   share)          -           -            -        (1,830,589)  (1,830,589)
               ---------   ---------   ----------   -----------   ----------
December 31,
2000              27,459  $   27,459  $31,110,030  $(16,103,923) $15,033,566
               ---------   ---------   ----------   -----------   ----------

Repurchases
  of shares         (561)       (561)    (275,803)        -         (276,364)

Net income                                            1,071,107    1,071,107
Distributions
  ($63.36 per
   share)          -           -           -         (1,718,826)  (1,718,826)
               ---------   ---------   ----------   -----------   ----------
December 31,
2001              26,898  $   26,898  $30,834,227  $(16,751,642) $14,109,483

Repurchases
  of shares         (613)       (613)    (287,869)        -         (288,482)

Net income                                            1,333,621    1,333,621
Distributions
  ($63.36 per
   share)          -           -           -         (1,680,849)  (1,680,849)
               ---------   ---------   ----------   -----------   ----------
December 31,
2002              26,285  $   26,285  $30,546,358  $(17,098,870) $13,473,773
               =========   =========   ==========   ===========   ==========


See notes to financial statements.
        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000

                                           2002          2001        2000
OPERATING ACTIVITIES:                   ----------   ----------   ----------

Net income                             $ 1,333,621  $ 1,071,107  $ 1,061,966
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            575,685      740,259      712,906
    Amortization of loan fees               41,127       72,921        5,973
    Gain on sale of properties            (670,362)    (226,526)     (45,955)
  Changes in other assets & liabilities:
    Increase in other assets               (55,640)     (49,469)     (73,760)
    Increase in accounts payable             1,459        6,923            0
    Decrease in lease deposits             (23,038)      (5,201)      (3,781)
                                        ----------   ----------   ----------
     Total adjustments to net income      (130,769)     538,907      595,383
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES            1,202,852    1,610,014    1,657,349
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Collections on notes receivable           40,000       75,000      851,000
  Improvements to properties              (344,711)    (448,739)    (181,425)
  Proceeds from sale of properties       7,128,742    4,209,791      495,955
                                         ----------   ----------   ----------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES             6,824,031    3,836,052    1,165,530
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Borrowings (payments) on
    lines of credit, net                (2,824,285)    (205,715)     689,000
  Redemption of shares                    (288,482)    (276,364)  (1,481,860)
  Payments on long-term notes payable   (3,755,977)  (2,598,052)    (180,509)
  Distributions paid                    (1,680,849)  (1,718,826)  (1,830,589)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (8,549,593)  (4,798,957)  (2,803,958)
                                        ----------   ----------   ----------
        NET(DECREASE)INCREASE IN CASH     (522,710)     647,109       18,921

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                         737,709       90,600       71,679
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $   214,999  $   737,709  $    90,600
                                        ==========   ==========   ==========

INTEREST PAID                          $   253,772  $   713,811  $   753,752
                                        ==========   ==========   ==========

See notes to financial statements.

        16               USA REAL ESTATE INVESTMENT TRUST
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

    RENTAL PROPERTIES: The Trust carries its rental properties at depreciated cost unless the asset is determined to be impaired. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets, which was adopted by the Trust on January 1, 2002, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

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

    NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 26,541, 27,108 and 28,890 during 2002, 2001 and 2000, respectively.

    CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The Trust's properties and the collateral for its note receivable are all located in California. The Trust maintains cash balances in excess of Federal Deposit Insurance Corporation insurable limits.

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.


2.  NOTE RECEIVABLE

    The note receivable as of December 31, 2002 and 2001 is collateralized by a property in Rocklin, California. As of December 31, 2002 the note bears interest at 10 percent per annum. The interest is current. The fair market value of the note approximates its carrying value at December 31, 2002 and 2001.


3.  LONG-TERM NOTE PAYABLE

    The long-term note payable was collateralized by one property in California. As of December 31, 2001, the long-term note payable bears interest at 8.6 percent per annum and matures in 2017. The aggregate fair value of the note approximates its carrying value as of December 31, 2001. Rates currently available to the Trust for debt with similar terms and maturity were used to estimate the fair value of the note. Said note was paid off in July 2002.


4.  LINES OF CREDIT

    At December 31, 2002 and December 31, 2001 the Trust had available two lines of credit with different financial institutions, one with interest at prime per annum, and the other at prime plus 0.25 percent per annum, payable monthly. Available credit lines are $2,000,000 and $1,516,400, and expire on June 2003 and March 2004, respectively. Both lines are secured by real property.

      At December 31, 2002 and 2001 there were aggregate outstanding balances of $0 and $2,824,285, respectively on the lines of credit. The weighted-average interest rates for the lines of credit were 5.81 percent and 7.37 percent for 2002 and 2001, respectively.


5.  DISTRIBUTIONS

    Cash distributions per share of beneficial interest for federal income tax purposes for the past three years were: 47 percent of the distributions paid in 2002 were ordinary income, 15 percent were nontaxable and 38 percent were capital gains; 57 percent of the distributions paid in 2001 were ordinary income, 36 percent were nontaxable and 7 percent were capital gains; 63 percent of the distributions paid in 2000 were ordinary income, 34 percent were nontaxable and 3 percent were capital gains.


6.  RENT UNDER OPERATING LEASES

    The Trust is the lessor of real properties under operating leases expiring in various years through 2017. Noncancelable operating leases provide for minimum rent during each of the next five years of $853,252, $519,639, $291,560, $214,623 and $83,097, respectively, and in the aggregate $194,457 thereafter. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.

7. QUARTERLY DATA (UNAUDITED)

The following is a summary of quarterly results of operations for 2002 and 2001:


                                         Quarters Ended

                     March 31     June 30    Sept 30      Dec 31       Total
                     --------    --------    --------    --------    ----------
2002:
Revenues             $689,307    $677,358    $533,573    $424,321    $2,324,559
Operating income      200,989     255,045     126,774      80,451       663,259
Net income:
  Income              200,989     255,045     797,136      80,451     1,333,621
  Income per share   $   7.53    $   9.58    $  30.07    $   3.07    $    50.25

2001:
Revenues             $808,844    $790,836    $780,105    $804,234    $3,184,019
Operating income      235,425     250,926     257,073     101,157       844,581
Net income:
  Income              235,425     250,926     376,304     208,452     1,071,107
  Income per share   $   8.67    $   9.25    $  13.91    $   7.68    $    39.51





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       51       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          69       1988        Trustee and Secretary
        Joyce A. Marks            66       1986                Trustee


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



ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF OFFICERS

     During 2002, the Trust was managed by its Trustees as a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2002, none of the Trust's officers received compensation in excess of $66,550.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2002    $52,800      $66,550 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $13,750.

COMPENSATON OF TRUSTEES

     Each Trustee receives $1,375 or $345 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2002 except Gregory E. Crissman who received compensation as an officer for work performed. The Board of Trustees does not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compensation. The Board of Trustees has authority to establish other committees and to compensate members as appropriate for their service. During 2002, the Board of Trustees had ten regular meetings. All Trustees attended all meetings.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2002, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:


                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell       1,843.000         7.0116
3187-D Airway Avenue
Costa Mesa, California  92626

Gregory E. Crissman, Chairman and Trustee              46.000          .1750
2561 Fulton Square Lane, #55
Sacramento, CA  95821

All Trustees and officers as a group                   46.000          .1750


     During 2002, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


PAGE> 23                         PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----
          Independent Auditors' Report ......................      11

          Balance Sheets as of December 31, 2002 and 2001 ...      12

          Statements of Income for Years Ended
            December 31, 2002, 2001 and 2000 ................      13

          Statements of Changes in Shareholders' Equity for
            Years Ended December 31, 2002, 2001 and 2000 ....      14

          Statements of Cash Flows for Years Ended
            December 31, 2002, 2001 and 2000 ................      15

          Notes to Financial Statements .....................   16-19


(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................   24-27


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

          4.1(1)     Article VIII of Exhibit 3.1

          4.2(1)     Form of Share Certificate



(b) REPORTS ON FORM 8-K
          None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initial Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Description       Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

19401 Parthenia
 Street, Northridge,
 California                   -         5,770,000      3,100,000

4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,213,325

One Scripps Drive,
 Sacramento,
 California                   -           650,000      2,274,888

                      ------------   ------------   ------------
                      $       -      $  7,920,000   $  7,588,213
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


Page 1, Part B

------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

19401 Parthenia
 Street, Northridge,
 California               2,627,100            -

4350 Pell Drive,
 Sacramento,
 California               1,403,310            -

One Scripps Drive,
 Sacramento,
 California               1,925,684            -

                      -------------   -------------
                      $   5,956,094   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

19401 Parthenia
 Street, Northridge,
 California             5,770,000      5,727,100      3,483,000      8,014,100

4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,616,635           -         5,116,635

One Scripps Drive,
 Sacramento,
 California               650,000      4,200,572        770,000      4,080,572

                     ------------   ------------   ------------   ------------
                     $  7,920,000   $ 13,544,307   $  4,253,000   $ 17,211,307
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002


Page 1, Part D
------------------   ------------   ------------   ------------   ------------
     Column A          Column F       Column G       Column H       Column I
------------------   ------------   ------------   ------------   ------------

                                                                     Life
                                                                   on Which
                                                                 Depreciation
                                                                  in Latest
                     Accumulated      Date of          Date      Statement is
   Description       Depreciation   Construction     Acquired       Computed
------------------   ------------   ------------   -----------   ------------

19401 Parthenia
 Street, Northridge,
 California             1,985,521      1973          11/90        40 years

4350 Pell Drive,
 Sacramento,
 California             1,083,290      1975          09/92        40 years

One Scripps Drive,
 Sacramento,
 California             1,216,448      1972          09/92        40 years

                     ------------
                     $  4,285,259
                     ============



Footnote to Schedule III:

Balance at beginning of period                                  $  24,117,371

     Additions during period:
          Acquisitions through foreclosure      $           0
          Other acquisitions                                0
          Improvements                                344,711
          Other                                             0
                                                  -----------

     Deductions during period:
          Cost of real estate sold                  7,250,775
          Other                                             0
                                                  -----------
                                                                   (6,906,064)
                                                                  -----------
Balance at end of period:                                       $  17,211,307
                                                                  ===========

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 14, 2003           USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 14, 2003                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 14, 2003                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 14, 2003                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee