Form 10-Q
period 2003-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2003-05-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 2003               Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
           (Exact Name of Registrant as specified in its Charter)


      California                                     68-0109347
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


      2443 Fair Oaks Boulevard, #314, Sacramento, California 95825-7684 (Address of registrant's principal executive offices) (Zip Code)

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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at March 31, 2003
  par value one dollar per share                             26,163

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 2003 and
                December 31, 2002 .................................    3

              Statements of Income - For the Three Months
                Ended March 31, 2003 and 2002 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2003 and 2002 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        2003          2002
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,404,096 at March 31,
    2003 and $4,285,259 at December 31, 2002       $ 12,944,659  $ 12,926,048

  Note receivable                                       110,000       110,000
                                                     ----------   -----------
                                                     13,054,659    13,036,048


Cash and cash equivalents                                70,816       214,999
Other assets                                            304,070       261,370
                                                    -----------   -----------
    Total assets                                   $ 13,429,545  $ 13,512,417
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $          0  $          0
  Line of credit                                        249,823             0
  Lease deposits                                         29,335        30,263
  Accounts payable                                       64,413         8,381
                                                    -----------   -----------
    Total liabilities                                   343,571        38,644
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    26,163 shares outstanding at March 31,
    2003 and 26,285 shares outstanding at
    December 31, 2002                              $     26,163  $     26,285
  Additional paid-in capital                         30,489,624    30,546,358
  Distributions in excess of cumulative
    net income                                      (17,429,813)  (17,098,870)
                                                    -----------   -----------
    Total shareholders' equity                       13,085,974    13,473,773
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 13,429,545  $ 13,512,417
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income

                                       (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2003         2002
                                                      ----------   ----------

Revenues:
  Rent                                                $  436,819   $  685,765
  Interest                                                 2,750        3,542
                                                      ----------   ----------

                                                         439,569      689,307
                                                      ----------   ----------


Expenses:
  Operating expenses                                      94,821       85,486
  Property taxes                                          55,145       54,027
  Property management fees                                13,200       13,200
  Interest                                                   207      109,353
  Depreciation and amortization                          135,397      167,077
  General and administrative                              57,320       59,175
                                                      ----------   ----------
                                                         356,090      488,318
                                                      ----------   ----------

Net Income                                             $  83,479   $  200,989
                                                      ==========   ==========



Net income per share of beneficial interest           $     3.19   $     7.53
                                                      ==========   ==========











See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                    (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2003          2002
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $    83,479    $  200,989
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                     135,397       167,077
  Changes in other assets and liabilities:
  (Increase)decrease in other assets                (59,259)       14,912
  Decrease in lease deposits                           (928)            0
  Increase in accounts payable                       56,032        74,836
                                                 ----------    ----------
          Total adjustments to income               131,242       256,825
                                                 ----------    ----------

          Net cash provided by
            operating activities                    214,721       457,814


INVESTING ACTIVITIES:
  Improvements to properties                       (137,447)      (29,577)
  Collections on note receivable                          0        25,000
  Increase(decrease)in lines of credit(net)         249,823      (638,000)
                                                 ----------    ----------
          Net cash provided by(used in)
           investing activities                     112,376      (642,577)


FINANCING ACTIVITIES:
  Redemption of shares                              (56,856)      (95,435)
  Payments on long-term notes payable                     0       (29,602)
  Distributions paid                               (414,424)     (424,301)
                                                 ----------    ----------
          Net cash used by financing activities    (471,280)     (549,338)
                                                 ----------    ----------
          Net decrease in cash                     (144,183)     (734,101)

Cash and cash equivalents at beginning of period    214,999       737,709
                                                 ----------    ----------
Cash and cash equivalents at end of period      $    70,816   $     3,608
                                                 ==========    ==========


See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements





    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2002 Form 10-K, which are incorporated herein by reference.

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

                        USA REAL ESTATE INVESTMENT TRUST
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations




        RESULTS OF OPERATIONS

        Rental revenues decreased $248,946 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to the sale of 1590 Sycamore Drive in Hercules, California in July 2002 and reduced occupancy at 19401 Parthenia Street in Northridge, California.

        Interest expense decreased $109,146 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to lower average levels of outstanding debt.

        Net income was $83,479 or $3.19 per share for the three months ended March 31, 2003 compared to $200,989 or $7.53 per share for the same period in 2002.

        The Trust paid distributions of $15.84 per share for the three months ended March 31, 2003 and for the same period in 2002.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2003                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 2003                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee