Form 10-Q/A
period 2003-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2003-07-29
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                               FORM 10-Q (Amended)


             Amended Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


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

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index



                        Part I.   Financial Information


    Item 1.  Financial Statements

             Balance Sheets - March 31, 2003 and
                December 31, 2002 .................................    3

             Statements of Income - For the Three Months
                Ended March 31, 2003 and 2002 .....................    4

             Statements of Cash Flows - For the Three
                Months Ended March 31, 2003 and 2002 ..............    5

             Notes to Financial Statements ........................    6

    Item 2.  Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    6

    Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk .......................................    7

    Item 4.  Controls and Procedures ..............................    7



                         Part II.  Other Information


    Item 6.  Exhibits and Reports on Form 8-K  ....................    7

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        The Trust's primary financial market risk is the fluctuation in interest rates. At March 31, 2003, the Trust had $249,823 of variable rate debt. Based upon this balance of variable debt, if interest rates increased one percent, the Trust's net income and cash flows would decrease by $2,498. If interest rates decreased one percent, the Trust's net income and cash flows would increase by $2,498. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.

        Item 4.  Controls and Procedures.

        The Chief Executive Officer and Chief Financial Officer, Gregory Crissman, evaluated the effectiveness of the registrant's disclosure controls and procedures on May 14, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's board of trustees, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                        PART II.  OTHER INFORMATION


        ITEM 6:  Exhibits and Reports on Form 8-K

        (a) Exhibits

            99.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 302 of the Sarbanes-
            Oxley Act of 2002.

           99.2 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

       (b) Reports on Form 8-K

           None.


        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2003                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                            Chief Executive Officer and
                                            Chief Financial Officer



            May 14, 2003                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee

                                 Exhibit Index


        Exhibit No.                       Description
        ----------- ---------------------------------------------------

        99.1 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.

        99.2 Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                                         Exhibit 99.1

                                 CERTIFICATION

        I, Gregory Crissman certify that:

        1. I have reviewed this quarterly report on Form 10-Q of USA Real Estate Investment Trust for the quarter ended March 31, 2003;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. evaluated the effectiveness of the registrant's dis-closure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of trustees:

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves manage-ment or others who have a significant role in the registrant's internal controls; and

        6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             May 14, 2003                    Gregory Crissman
           --------------------    ----------------------------------------
                 Date                        Gregory Crissman
                                             Chief Executive Officer and
                                             Chief Financial Officer


                                                               Exhibit 99.2

                      Certification of Chief Executive Officer
                             and Chief Financial Officer

               Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sorbanes-Oaxley Act of 2002, I, the undersigned officer of USA Real Estate Investment Trust (the "Trust"), hereby certify to my knowledge, that:

           (i) the accompanying Quarterly Report on Form 10-Q of the Trust for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or
               Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

             May 14, 2003                    Gregory Crissman
        --------------------    ----------------------------------------
                 Date                        Gregory Crissman,
                                             Chief Executive Officer and
                                             Chief Financial Officer