Form 10-Q
period 2003-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2003-08-15
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                    FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended June 30, 2003               Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest             Outstanding at June 30, 2003
  par value one dollar per share                             26,098

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index



                        Part I.   Financial Information


    Item 1.  Financial Statements

             Balance Sheets - June 30, 2003 and
                December 31, 2002 .................................    3

             Statements of Income - For the Three Months
                Ended June 30, 2003 and 2002 ......................    4

             Statements of Income - For the Six Months
                Ended June 30, 2003 and 2002 ......................    5

             Statements of Cash Flows - For the Six
                Months Ended June 30, 2003 and 2002 ...............    6

             Notes to Financial Statements ........................    7

    Item 2.  Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7

    Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk .......................................    8

    Item 4.  Controls and Procedures ..............................    8



                         Part II.  Other Information


    Item 5.  Other Information ....................................    9

    Item 6.  Exhibits and Reports on Form 8-K  ....................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                       June 30,   December 31,
                                                        2003          2002
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $4,513,090 at June 30,
    2003 and $4,285,259 at December 31, 2002       $ 13,049,390  $ 12,926,048

  Note receivable                                        95,000       110,000
                                                     ----------   -----------
                                                     13,144,390    13,036,048


Cash and cash equivalents                                26,696       214,999
Other assets                                            303,621       261,370
                                                    -----------   -----------
    Total assets                                   $ 13,474,707  $ 13,512,417
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Long-term notes payable                          $          0  $          0
  Line of credit                                        706,823             0
  Lease deposits                                         52,535        30,263
  Accounts payable                                        7,500         8,381
                                                    -----------   -----------
    Total liabilities                                   766,858        38,644
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    26,098 shares outstanding at June 30,
    2003 and 26,285 shares outstanding at
    December 31, 2002                              $     26,098  $     26,285
  Additional paid-in capital                         30,460,286    30,546,358
  Distributions in excess of cumulative
    net income                                      (17,778,535)  (17,098,870)
                                                    -----------   -----------
    Total shareholders' equity                       12,707,849    13,473,773
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 13,474,707  $ 13,512,417
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                        Three Months Ended
                                                              June 30,
                                                         2003         2002
                                                      ----------   ----------

Revenues:
  Rent                                                $  417,216   $  674,233
  Interest                                                 2,898        3,125
                                                      ----------   ----------

                                                         420,114      677,358
                                                      ----------   ----------


Expenses:
  Operating expenses                                     116,210       82,165
  Property taxes                                          55,145       53,007
  Property management fees                                13,200       13,200
  Interest                                                 3,177      108,858
  Depreciation and amortization                          121,409      131,955
  General and administrative                              45,270       33,128
                                                      ----------   ----------
                                                         354,411      422,313
                                                      ----------   ----------

Net Income                                             $  65,703   $  255,045
                                                      ==========   ==========



Net income per share of beneficial interest           $     2.51   $     9.58
                                                      ==========   ==========

Dividends declared per share                          $    15.84   $    15.84
                                                      ==========   ==========








See notes to financial statements.

                          USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)






                                                         Six Months Ended
                                                              June 30,
                                                         2003         2002
                                                      ----------   ----------

Revenues:
  Rent                                                $  854,035   $1,359,998
  Interest                                                 5,648        6,667
                                                      ----------   ----------

                                                         859,683    1,366,665
                                                      ----------   ----------


Expenses:
  Operating expenses                                     211,031      167,651
  Property taxes                                         110,290      107,034
  Property management fees                                26,400       26,400
  Interest                                                 3,384      218,211
  Depreciation and amortization                          256,806      299,072
  General and administrative                             102,590       92,303
                                                      ----------   ----------
                                                         710,501      910,671
                                                      ----------   ----------

Net Income                                             $ 149,182   $  455,994
                                                      ==========   ==========



Net income per share of beneficial interest           $     5.70   $    17.16
                                                      ==========   ==========

Dividends declared per share                          $    31.68   $    31.68
                                                      ==========   ==========








See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                   (Unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                    2003          2002
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $   149,182    $  455,994
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                   230,006       299,072
    Changes in other assets and liabilities:
      Increase in other assets                      (44,426)      (14,010)
      Increase(decrease)in accounts payable
        and accrued expenses                           (881)        6,331
                                                 ----------    ----------
          Total adjustments to income               184,699       291,393
                                                 ----------    ----------

          Net cash provided by
            operating activities                    333,881       747,387


INVESTING ACTIVITIES:
  Purchases of and improvements to
    rental properties                              (351,173)     (133,365)
  Decrease in notes receivable                       15,000        25,000
  Increase in lease deposits                         22,272             0
                                                  ---------    ----------

          Net cash used in investing activities    (313,901)     (108,365)


FINANCING ACTIVITIES:
  Increase(decrease)in line of credit(net)          706,823      (289,285)
  Redemption of shares                              (86,258)     (158,359)
  Principal payments on long-term notes payable           0       (59,845)
  Distributions paid                               (828,848)     (845,096)
                                                 ----------    ----------
          Net cash used by financing activities    (208,283)   (1,352,585)
                                                 ----------    ----------
          Net decrease in cash                     (188,303)     (713,563)

Cash and cash equivalents at beginning of period    214,999       737,709
                                                 ----------    ----------
Cash and cash equivalents at end of period      $    26,696   $    24,146
                                                 ==========    ==========


See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

        1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to present fairly the Trust's financial position as of June 30, 2003, and the results of its operations and cash flows for the six months ended June 30, 2003 and 2002.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS

        Rental revenues decreased $505,963 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to the sale of 1590 Sycamore Drive in Hercules, California in July 2002 and reduced occupancy at 19401 Parthenia Street in Northridge, California.

        Interest expense decreased $214,827 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due to lower average levels of outstanding debt.

        Net income was $149,182 or $5.70 per share for the six months ended June 30, 2003 compared to $455,994 or $17.16 per share for the same period in 2002.

        The Trust paid distributions of $15.84 per share for the six months ended June 30, 2003 and for the same period in 2002.

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

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        The Trust's primary financial market risk is the fluctuation in interest rates. At June 30, 2003, the Trust had $706,823 of variable rate debt. Based upon this balance of variable debt, if interest rates increased one percent, the Trust's net income and cash flows would decrease by $7,068. If interest rates decreased one percent, the Trust's net income and cash flows would increase by $7,068. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.

        Item 4.  Controls and Procedures.

        The Chief Executive Officer and Chief Financial Officer, Gregory Crissman, evaluated the effectiveness of the registrant's disclosure controls and procedures on August 14, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's board of trustees, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                        PART II.  OTHER INFORMATION

        ITEM 5:  Other Information

        On May 10,2003 the Annual Meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected: Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.

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



         August 14, 2003                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                            Chief Executive Officer and
                                            Chief Financial Officer



         August 14, 2003                       Benjamin Diaz
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


                                                         Exhibit 99.1

                                 CERTIFICATION

        I, Gregory Crissman certify that:

        1. I have reviewed this quarterly report on Form 10-Q of USA Real Estate Investment Trust for the quarter ended June 30, 2003;

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


            August 14, 2003                  Gregory Crissman
           --------------------    ----------------------------------------
                 Date                        Gregory Crissman
                                             Chief Executive Officer and
                                             Chief Financial Officer


                                                               Exhibit 99.2

                      Certification of Chief Executive Officer
                             and Chief Financial Officer

               Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sorbanes-Oaxley Act of 2002, I, the undersigned officer of USA Real Estate Investment Trust (the "Trust"), hereby certify to my knowledge, that:

           (i) the accompanying Quarterly Report on Form 10-Q of the Trust for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or
               Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

          August 14, 2003                    Gregory Crissman
        --------------------    ----------------------------------------
                 Date                        Gregory Crissman,
                                             Chief Executive Officer and
                                             Chief Financial Officer