Form 10-Q
period 2003-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2003-11-13
CIK 803771

        1              SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




                                  FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended September 30, 2003      Commission file number 0-16508


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


                  / X/    Yes            / /      No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.


Certificates of Beneficial Interest         Outstanding at September 30, 2003
 par value one dollar per share                             25,684

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index


                         Part I.   Financial Information


     Item 1:  Financial Statements

              Balance Sheets - September 30, 2003 and
                December 31, 2002 .................................    3

              Statements of Income - For the Three Months
                Ended September 30, 2003 and 2002 .................    4

              Statements of Income - For the Nine Months
                Ended September 30, 2003 and 2002 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 2003 and 2002 ..........    6

              Notes to Financial Statements .......................    7

     Item 2:  Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7

     Item 3:  Quantitative and Qualitative Disclosures about
                Market Risk .......................................    8

     Item 4:  Controls and Procedure...............................    8


                     Part II.  Other Information


     Item 5:  Other Information ...................................    9

     Item 6:  Exhibits and Reports on Form 8-K ....................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                   September 30,  December 31,
                                                        2003          2002
                                                    (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,301,679 at September 30,
    2003 and $4,285,259 at December 31, 2002       $ 10,221,242  $ 12,926,048
  Note receivable                                        80,000       110,000
                                                     ----------   -----------
                                                     10,301,242    13,036,048


Cash and cash equivalents                             3,044,152       214,999
Other assets                                            237,840       261,370
                                                    -----------   -----------
    Total assets                                   $ 13,583,234  $ 13,512,417
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Line of credit                                   $    816,823  $          0
  Accounts payable and accrued expenses                 131,168         8,381
  Lease deposits                                         50,417        30,263
                                                    -----------   -----------
    Total liabilities                                   998,408        38,644
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    25,684 shares outstanding at September 30,
    2003 and 26,285 at December 31, 2002           $     25,684  $     26,285
  Additional paid-in capital                         30,274,344    30,546,358
  Distributions in excess of cumulative
    net income                                      (17,715,202)  (17,098,870)
                                                    -----------   -----------
    Total shareholders' equity                       12,584,826    13,473,773
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 13,583,234  $ 13,512,417
                                                    ===========   ===========


See accompanying notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                  Statements of Income
                                       (Unaudited)







                                                         Three Months Ended
                                                            September 30,
                                                         2003         2002
                                                      ----------   ----------

Revenues:
  Rent                                                $  368,317   $  530,448
  Interest                                                 2,750        3,125
                                                      ----------   ----------

                                                         371,067      533,573
                                                      ----------   ----------


Expenses:
  Operating expenses                                     100,986       87,718
  Property taxes                                          55,144       54,600
  Property management fees                                13,200       13,200
  Interest                                                 7,989       35,561
  Depreciation and amortization                          152,548      183,165
  General and administrative                              39,273       32,555
                                                      ----------   ----------

                                                         369,140      406,799
                                                      ----------   ----------


Net income before gain on sale of properties               1,927      126,774

Gain on sale of properties                                61,405      670,362
                                                      ----------   ----------

Net income                                            $   63,332   $  797,136
                                                      ==========   ==========



Net income per share of beneficial interest           $     2.45   $    30.07
                                                      ==========   ==========

Dividends declared per share                          $        0   $    15.84
                                                      ==========   ==========

See accompanying notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Income
                                  (Unaudited)





                                                         Nine Months Ended
                                                           September 30,
                                                         2003         2002
                                                      ----------   ----------

Revenues:
  Rent                                               $ 1,222,352  $ 1,890,446
  Interest                                                 8,399        9,792
                                                      ----------   ----------

                                                       1,230,751    1,900,238
                                                      ----------   ----------


Expenses:
  Operating expenses                                     312,017      255,369
  Property taxes                                         165,434      161,634
  Property management fees                                39,600       39,600
  Interest                                                11,373      253,772
  Depreciation and amortization                          409,354      482,237
  General and administrative                             141,863      124,858
                                                      ----------   ----------

                                                       1,079,641    1,317,470
                                                      ----------   ----------

Net income before gain on sale of properties             151,110      582,768

Gain on sale of properties                                61,405      670,362
                                                      ----------   ----------

Net income                                           $   212,515  $ 1,253,130
                                                      ==========   ==========




Net income per share of beneficial interest          $      8.15  $     47.16
                                                      ==========   ==========

Dividends declared per share                         $     31.68  $     47.52
                                                      ==========   ==========


See accompanying notes to financial statements.


        6                    Statements of Cash Flows
                                    (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                    2003          2002
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   212,515   $ 1,253,130
                                                 ----------    ----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 409,354       482,237
      Gain on sale of properties                    (61,405)     (670,362)
      Changes in other assets and liabilities:
        Increase in other assets                    (57,888)      (63,633)
        Increase in accounts payable
          and accrued expenses                      122,787        51,363
                                                 ----------    ----------
          Total adjustments to income               412,848      (200,395)
                                                 ----------    ----------
          Net cash provided by
            operating activities                    625,363     1,052,735


CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in lease deposits                         20,154           310
  Purchases of and improvements to
    rental properties                              (434,089)     (271,924)
  Decrease in notes receivable                       30,000        25,000
  Proceeds from the sale of properties            2,872,365     7,128,742
                                                 ----------    ----------
          Net cash provided by
            investing activities                  2,488,430     6,882,128


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase(decrease)in lines of credit, net         816,823    (2,824,285)
  Redemption of shares                             (272,615)     (218,951)
  Principal payments on long-term notes payable           0    (3,755,977)
  Distributions paid                               (828,848)   (1,263,972)
                                                 ----------    ----------
          Net cash used in
            financing activities                   (284,640)   (8,063,185)
                                                 ----------    ----------

          Net increase(decrease)in cash           2,829,153      (128,322)

Cash and cash equivalents, beginning of period      214,999       737,709
                                                 ----------    ----------

Cash and cash equivalents, end of period        $ 3,044,152   $   609,387
                                                 ==========    ==========

See accompanying notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

        1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to present fairly the Trust's financial position as of September 30, 2003, and the results of its operations and cash flows for the nine months ended September 30, 2003 and 2002.

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


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS

        Rental revenues decreased $668,094 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to the sale of 1590 Sycamore Drive in Hercules, California in July 2002 and reduced occupancy at 19401 Parthenia Street in Northridge, California.

        Interest expense decreased $242,399 for the nine months ended September 30, 2003 compared to the six months ended September 30, 2002 due to lower average levels of outstanding debt.

        The $61,405 or $2.35 per share gain on sale of properties for the nine months ended September 30, 2003 was attributed to the sale of One Scripps Drive in Sacramento, California in September 2003. The $670,362 or $25.25 per share gain on sale of properties for the nine months ended September 30, 2002 was attributed to the sale of 1590 Sycamore Drive in Hercules, California in July 2002.

        Net income was $212,515 or $8.15 per share for the nine months ended September 30, 2003 compared to $1,253,130 or $47.16 per share for the same period in 2002.

        The Trust paid distributions of $31.68 per share for the nine months ended September 30, 2003 compared to $47.52 for the same period in 2002.

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

        The Trust's future capital requirements will depend upon the level of improvements and redevelopment of its existing properties. The sources of funding will be cash in the bank, draws on its line of credit, additional debt or collection of the remaining balance of the note receivable.

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

        The Trust's primary financial market risk is the fluctuation in interest rates. At September 30, 2003, the Trust had $816,823 of variable rate debt. Based upon this balance of variable debt, if interest rates increased one percent, the Trust's net income and cash flows would decrease by $8,168. If interest rates decreased one percent, the Trust's net income and cash flows would increase by $8,168. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.

        Item 4.  Controls and Procedures.

        The Chief Executive Officer and Chief Financial Officer, Gregory Crissman, evaluated the effectiveness of the registrant's disclosure controls and procedures on November 14, 2003 (Evaluation Date), and concluded that, as of the Evaluation Date, the registrant's disclosure controls and procedures were effective to ensure that information the registrant is required to disclose in its filings with the Securities and Exchange Commission under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the registrant in the reports that it files under the Exchange Act is accumulated and communicated to the registrant's board of trustees, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                        PART II.  OTHER INFORMATION

        ITEM 5:  Other Information

        None.



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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          November 14, 2003                 Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman
                                            Chief Executive Officer and
                                            Chief Financial Officer



          November 14, 2003                 Benjamin Diaz
        --------------------    ----------------------------------------
                Date                        Benjamin Diaz
                                            Trustee and Secretary

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


                                                         Exhibit 99.1

                                 CERTIFICATION

        I, Gregory Crissman certify that:

        1. I have reviewed this quarterly report on Form 10-Q of USA Real Estate Investment Trust for the quarter ended September 30, 2003;

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


             November 14, 2003               Gregory Crissman
           --------------------    ----------------------------------------
                  Date                       Gregory Crissman
                                             Chief Executive Officer and
                                             Chief Financial Officer


                                                               Exhibit 99.2

                      Certification of Chief Executive Officer
                             and Chief Financial Officer

               Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sorbanes-Oaxley Act of 2002, I, the undersigned officer of USA Real Estate Investment Trust (the "Trust"), hereby certify to my knowledge, that:

           (i) the accompanying Quarterly Report on Form 10-Q of the Trust for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

          November 14, 2003                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                         Gregory Crissman,
                                             Chief Executive Officer and
                                             Chief Financial Officer