Form 10-K
period 2003-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2004-03-15
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K


/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
              For the fiscal year ended:  December 31, 2003

                                      OR

/ /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No Fee Required)
                       For the transition period from:

                      Commission file number:  0-16508
                        ____________________________

                      USA REAL ESTATE INVESTMENT TRUST
            (Exact Name of Registrant as Specified in its Charter)

          California                                 68-0109347
   (State of Organization)             (I.R.S. Employer Identification No.)

      2443 Fair Oaks Boulevard., #314, Sacramento, California  95825-7684
       (Address of registrant's principal executive offices)   (Zip Code)

                                 (800) 308-4532
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                       None

          Securities registered pursuant to Section 12(g) of the Act:
                         Shares of Beneficial Interests
                          ____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).
/ / Yes  /X/ No

     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2003, was $12,145,657. This calculation is based on the book value because there is no active public trading market for the shares.

     Documents Incorporated by Reference:  None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents


                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Properties .................................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for Registrant's Equity Securities
                          and Related Security Holder Matters ......    7
              ITEM 6.   Selected Financial Data ....................    7
              ITEM 7.   Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations ............................    8
              ITEM 8.   Financial Statements and Supplementary
                          Data .....................................    10
              ITEM 9.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    19
              ITEM 9A.  Controls and Procedures ....................    20



    PART III.

              ITEM 10.  Directors and Executive Officers
                          of the Registrant ........................    21
              ITEM 11.  Executive Compensation .....................    22
              ITEM 12.  Security Ownership of Certain
                          Beneficial Owners and Management .........    23
              ITEM 13.  Certain Relationships and
                          Related Transactions .....................    23
              ITEM 14.  Principal Accountant Fees and Services .....    23



    PART IV.

              ITEM 14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K ..................    24










        3                         PART I.

                        Forward-Looking Statements

     This Annual Report on Form 10-K, together with other statements and information publicly disseminated by USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which we operate; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases;
the ability to maintain our status as a REIT for federal income tax purposes; governmental approvals, actions and initiatives; environmental/ safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports we file with the SEC or in other documents that we publicly disseminate. We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 1.  BUSINESS

GENERAL

     The Trust is a California business trust that was formed on October 7, 1986, for the primary purpose of engaging in the business of acquiring, owning and financing real property investments. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest ("shares").

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

     The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust. The Trust may also be terminated at any time by the majority vote or written consent of shareholders.

     The office of the Trust is located at One Scripps Drive, Suite 201, in Sacramento, California.


INVESTMENT OBJECTIVES

     The Trust owns and manages two real properties and one promissory note collateralized by real property in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.


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

     The Internal Revenue Service ("IRS") has not yet issued regulations to carry out numerous provisions enacted as part of the tax legislation passed since 1986. Nor has the IRS addressed the issues relating to the application of some of the new tax rules to entities such as real estate investment trusts. Until such regulations are issued by the IRS, it is difficult to predict what impact, if any, such new legislation may have on entities such as a real estate investment trust.


ITEM 2.  PROPERTIES

     The Trust owns two real properties and one promissory note in the principal amount of $80,000 collateralized by a second deed of trust on 6691 Stanford Ranch Road in Rocklin, California. The first real property, located at 4350 Pell Drive in Sacramento, California, is 95 percent occupied and leased at competitive rates for the area in which it is located. The second real property, 19401 Parthenia Street in Northridge, California ("Parthenia"), is 21 percent occupied. The remainder of Parthenia is vacant. Parthenia is being divided into two parts, one of which is subject to a contract of sale which we anticipate will close in 2004 subject to certain contingencies, the other is subject to a contract of sale which we anticipate will close in 2005 subject to certain contingencies. In order to lease the vacant portion of Parthenia substantial and costly renovation would be required. Because Parthenia is about to be sold the Trust decided not to undertake such renovation at the present time. With respect to the promissory note, both the January 31, 2003 and April 30, 2003 principal payments of $15,000 were made, but the other two scheduled 2003 principal payments have not been made. The interest is current.

     Title insurance and liability and property damage insurance in amounts deemed appropriate by the Trust have been obtained for the properties referred to above. The Trust does not carry flood insurance on said properties. Because of the high cost of premiums, excessive deductibles, and limited coverage, the Trust carries earthquake insurance only on 19401 Parthenia Street in Northridge, California.

     For additional information concerning the aforesaid properties, see Note 1 of the Notes to Financial Statements and Schedule III.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




        7                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 9,130 shares from 9,610 shareholders at a cost of $4,413,373. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts.

    The Trust executed a one-for-thirty reverse share split in 1998 and a one-for-four reverse share split in 2000. After each reverse share split the Trust eliminated all fractional shares when the shareholder account held less than one share. As of December 31, 2003, the Trust had 25,684 shares outstanding to 3,135 shareholders of record.

     No active public trading market presently exists for the shares of the Trust. The Trust does not anticipate that an active public trading market will exist within the foreseeable future. Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board (www.otcbb.com).

     On March 3, 2004 the Trust adopted a Code of Ethics, a copy of which is attached hereto as Exhibit 14.1. A copy of the Trust's Code of Ethics is available without charge to any shareholder upon request to the Trust.


ITEM 6.  SELECTED FINANCIAL DATA

     The following represents selected financial data for the Trust for the five years ended December 31, 2003. The data should be read in conjunction with the financial statements and related notes included elsewhere herein.

                              Years Ended December 31
                  (Amounts in thousands, except for per share data)

                            2003       2002       2001       2000       1999
                          --------   --------   --------   --------   --------
Operating Results:
    Revenues              $  1,492   $ 2,325    $ 3,184    $ 3,310    $ 3,313
    Net income                 180     1,334      1,071      1,062      1,176

Net cash provided by
  operating activities         545     1,203      1,610      1,657      1,812

Total Assets                12,212    13,512     20,750     24,476     26,222

Long-term obligations            0         0      3,756      6,354      6,535

Net income per share      $   6.95   $ 50.25    $ 39.51    $ 36.76    $ 37.80

Cash distributions
  per share               $  47.52   $ 63.36    $ 63.36    $ 63.36    $ 60.48

Per share data has been restated to reflect the impact of the one-for-thirty reverse share split which the Trust executed in 1998 and the one-for-four reverse share split which the Trust executed in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The Trust carries its rental properties at cost less accumulated depreciation unless the asset is determined to be impaired. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Long-Lived Assets, which was adopted by the Trust on January 1, 2002, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the asset might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

RESULTS OF OPERATIONS

     The Trust sold One Scripps Drive in Sacramento, California, 1590 Sycamore Drive in Hercules, California, 845 Harbor Boulevard in West Sacramento, California and 7390 Greenback Lane in Sacramento, California in September 2003, July 2002, December 2001 and July 2001, respectively. As a result of the sales of the foregoing properties the Trust realized $8,120,149 in cash and the elimination of long-term debt of $6,098,855.

     In addition, part of the proceeds from the foregoing sales was used to pay off short-term debt, thus further reducing interest expense. The balance was used for working capital or to pay dividends.

     Because all of the properties sold except One Scripps Drive in Sacramento, California were leased under triple-net leases the foregoing sales did not reduce operating expenses. Operating expenses increased in 2003 compared to 2002 primarily due to substantial increases in insurance premiums.

     Rent revenues and depreciation and amortization decreased in 2003 and 2002 primarily due to the foregoing sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Trust meets its liquidity requirements through cash in the bank, net cash provided by operating activities, draws on its line of credit, proceeds from the sale of properties and collections on an outstanding note receivable. In 2002 the Trust received $7,128,742 from the sale of 1590 Sycamore Drive in Hercules, California and collected $40,000 on the outstanding note receivable. In 2003 the Trust received $2,880,471 from the sale of One Scripps Drive in Sacramento, California and collected $30,000 on the outstanding note receivable. In 2004 the Trust expects to receive proceeds from the sale of the smaller part of 19401 Parthenia Street in Northridge, California. In 2005 the Trust expects to receive proceeds from the sale of the larger part of 19401 Parthenia Street in Northridge, California.

     In 2003 dividends exceeded cash provided by operating activities and additional cash was used to renovate properties and repurchase shares.

     The Trust's capital requirements in 2004 will depend upon the amount of improvements and renovations it makes to its properties, the dividends paid and the shares repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     The Trust has no off-balance sheet arrangements.


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES

     The Trust has no contractual obligations or contingent liabilities.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2003, the Trust had no assets or liabilities subject to variable interest rates. However, the Trust has an available $2,000,000 line of credit indexed to the prime rate. If fully drawn, a 1 percent change in the prime rate would result in a corresponding $20,000 change in borrowing costs. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Independent Auditors' Reports .............................       11

         Balance Sheets
           As of December 31, 2003 and 2002 ........................       13

         Statements of Income
           Years Ended December 31, 2003, 2002 and 2001 ............       14

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2003, 2002 and 2001 ............       15

         Statements of Cash Flows
           Years Ended December 31, 2003, 2002 and 2001 ............       16

         Notes to Financial Statements .............................       17

         Schedule III
           Real Estate and Accumulated Depreciation ................       25

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheet of USA Real Estate Investment Trust as of December 31, 2003 and the related statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 2003. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of USA Real Estate Investment Trust for the years ended December 31, 2002 and 2001 were audited by other auditors whose report dated January 30, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





Perry-Smith LLP





Sacramento, California
January 24, 2004

                        INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheet of USA Real Estate Investment
 Trust as of December 31, 2002 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




Burnett+Company LLP





Rancho Cordova, California
January 30, 2003

                         USA REAL ESTATE INVESTMENT TRUST
                                  Balance Sheets


                                                    December 31,  December 31,
                                                       2003           2002
                                                    -----------   -----------
                                        ASSETS

Rental properties, less accumulated
  depreciation of $3,374,208 and
  $4,285,259 in 2003 and 2002,
  respectively                                     $ 10,210,817  $ 12,926,048
Note receivable                                          80,000       110,000
                                                     ----------   -----------
                                                     10,290,817    13,036,048


Cash and cash equivalents                             1,666,172       214,999
Other assets                                            254,953       261,370
                                                    -----------   -----------
    Total assets                                   $ 12,211,942  $ 13,512,417
                                                    ===========   ===========


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Lease deposits                                   $     39,793  $     30,263
  Accounts payable                                       26,492         8,381
                                                    -----------   -----------
    Total liabilities                                    66,285        38,644
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    25,684 and 26,285 shares outstanding
    in 2003 and 2002, respectively                       25,684        26,285
  Additional paid-in capital                         30,274,345    30,546,358
  Distributions in excess of net income             (18,154,372)  (17,098,870)
                                                    -----------   -----------
    Total shareholders' equity                       12,145,657    13,473,773
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 12,211,942  $ 13,512,417
                                                    ===========   ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                    Years Ended December 31, 2003, 2002 and 2001





                                            2003         2002         2001
                                        -----------  -----------  -----------

Revenues:
  Rent                                  $ 1,481,495  $ 2,311,636  $ 3,169,227
  Interest                                   11,149       12,923       14,792
                                        -----------  -----------  -----------

                                          1,492,644    2,324,559    3,184,019
                                        -----------  -----------  -----------


Expenses:

  Operating expenses                        408,377      347,559      337,583
  Property taxes                            226,700      225,269      208,107
  Property management fees                   52,800       52,800       52,800
  Interest                                   15,429      253,772      713,811
  Depreciation and amortization             493,820      616,812      813,180
  General and administrative                184,853      165,088      213,957
                                        -----------  -----------  -----------

                                          1,381,979    1,661,300    2,339,438
                                        -----------  -----------  -----------

Net income before gain on
  sale of rental properties                 110,665      663,259      844,581


Gain on sale of rental properties            69,512      670,362      226,526
                                        -----------  -----------  -----------


Net income                              $   180,177  $ 1,333,621  $ 1,071,107
                                        ===========  ===========  ===========



Net income per share of
  beneficial interest                   $      6.95  $     50.25  $     39.51
                                        ===========  ===========  ===========

Weighted average number of shares            25,938       26,541       27,108
                                        ===========  ===========  ===========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                 Years Ended December 31, 2003, 2002 and 2001



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
2000              27,459  $   27,459  $31,110,030  $(16,103,923) $15,033,566

Repurchases
  of shares         (561)       (561)    (275,803)                  (276,364)

Net income                                            1,071,107    1,071,107

Distributions
  ($63.36 per
   share)                                            (1,718,826)  (1,718,826)
               ---------   ---------   ----------   -----------   ----------
December 31,
2001              26,898      26,898   30,834,227   (16,751,642) $14,109,483

Repurchases
  of shares         (613)       (613)    (287,869)                  (288,482)

Net income                                            1,333,621    1,333,621

Distributions
  ($63.36 per
   share)                                            (1,680,849)  (1,680,849)
               ---------   ---------   ----------   -----------   ----------
December 31,
2002              26,285      26,285   30,546,358   (17,098,870) $13,473,773

Repurchases
  of shares         (601)       (601)    (272,013)                  (272,614)

Net income                                              180,177      180,177

Distributions
  ($47.52 per
   share)                                            (1,235,679)  (1,235,679)
               ---------   ---------   ----------   -----------   ----------
December 31,
2003              25,684  $   25,684  $30,274,345  $(18,154,372) $12,145,657
               =========   =========   ==========   ===========   ==========

See notes to financial statements.




        16              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002 and 2001

                                           2003          2002        2001
OPERATING ACTIVITIES:                   ----------   ----------   ----------

Net income                             $   180,177  $ 1,333,621  $ 1,071,107
                                        ----------   ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization            479,798      575,685      740,259
    Amortization of loan fees               14,022       41,127       72,921
    Gain on sale of properties             (69,512)    (670,362)    (226,526)
  Changes in other assets & liabilities:
    Decrease in other assets               (86,938)     (55,640)     (49,469)
    Increase in accounts payable            18,111        1,459        6,923
    Increase(decrease)in lease deposits      9,530      (23,038)      (5,201)
                                        ----------   ----------   ----------
     Total adjustments to net income       365,011     (130,769)     538,907
                                        ----------   ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES              545,188    1,202,852    1,610,014
                                        ----------   ----------   ----------
INVESTING ACTIVITIES:
  Collections on notes receivable           30,000       40,000       75,000
  Improvements to properties              (496,193)    (344,711)    (448,739)
  Proceeds from sale of properties       2,880,471    7,128,742    4,209,791
                                        ----------   ----------   ----------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES             2,414,278    6,824,031    3,836,052
                                        ----------   ----------   ----------
FINANCING ACTIVITIES:
  Borrowings (payments) on
    lines of credit, net                             (2,824,285)    (205,715)
  Redemption of shares                    (272,614)    (288,482)    (276,364)
  Payments on long-term notes payable                (3,755,977)  (2,598,052)
  Distributions paid                    (1,235,679)  (1,680,849)  (1,718,826)
                                        ----------   ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES            (1,508,293)  (8,549,593)  (4,798,957)
                                        ----------   ----------   ----------
        NET INCREASE(DECREASE)IN CASH    1,451,173     (522,710)     647,109

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                         214,999      737,709       90,600
                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $ 1,666,172  $   214,999  $   737,709
                                        ==========   ==========   ==========

INTEREST PAID                          $    15,429  $   253,772  $   713,811
                                        ==========   ==========   ==========

 See notes to financial statements.



        17               USA REAL ESTATE INVESTMENT TRUST
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

    RENTAL PROPERTIES: The Trust carries its rental properties at cost less accumulated depreciation unless the asset is determined to be impaired. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets, which was adopted by the Trust on January 1, 2002, the Trust records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the expected undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. If a rental property is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

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

    NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 25,938, 26,541 and 27,108 during 2003, 2002 and 2001, respectively.

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

    NEW ACCOUNTING PRONOUNCEMENTS: As of the date of this annual report, there are no recently issued accounting pronouncements that are expected to have a material impact on the Trust's current accounting or financial reporting requirements.


2.  NOTE RECEIVABLE

    The note receivable as of December 31, 2003 and 2002 is collateralized by a second dead of trust on 6691 Stanford Ranch Road in Rocklin, California. As of December 31, 2003 the note bears interest at 10 percent per annum. The fair market value of the note approximates its carrying value at December 31, 2003 and 2002.


3. LINES OF CREDIT

    At December 31, 2003 the Trust had available a $2,000,000 line of credit. The line of credit expires June 30, 2006 and is collateralized by 4350 Pell Drive in Sacramento, California. Advances under the line of credit bear interest at prime.

    At December 31, 2002 the Trust had available two lines of credit with different financial institutions, one with interest at prime per annum, and the other at prime plus 0.25 percent per annum. The credit lines were for $2,000,000 and $1,516,400 and were scheduled to expire in June 2003 and March 2004, respectively. One line was collateralized by 4350 Pell Drive in Sacramento, California and the other was collateralized by One Scripps Drive in Sacramento, California.

    At December 31, 2003 and 2002 there were no outstanding balances on the lines of credit. The weighted-average interest rates for the lines of credit were 7.96 percent and 6.75 percent for 2003 and 2002, respectively.


4.  DISTRIBUTIONS

    Cash distributions per share of beneficial interest for federal income tax purposes for the past three years were: 100 percent of the distributions paid in 2003 were nontaxable, 47 percent of the distributions paid in 2002 were ordinary income, 15 percent were nontaxable and 38 percent were capital gains; 57 percent of the distributions paid in 2001 were ordinary income, 36 percent were nontaxable and 7 percent were capital gains.

5.  RENT UNDER OPERATING LEASES

    The Trust is the lessor of real properties under operating leases expiring in various years through 2008. Noncancelable operating leases provide for minimum rent during each of the next five years of $927,254, $760,376, $310,519, $292,602 and $255,481, respectively. The above assumes that all leases which expire are not renewed, therefore neither renewal rent nor rent from replacement tenants is included.


6.  QUARTERLY DATA (UNAUDITED)

    The following is a summary of quarterly results of operations for 2003 and 2002:
                                         Quarters Ended
                     March 31     June 30    Sept 30      Dec 31       Total
                     --------    --------    --------    --------    ----------
2003:
Revenues             $439,569    $420,114    $371,067    $261,894    $1,492,644
Operating income       83,479      65,703       1,927     (40,444)      110,665
Net income:
  Income(loss)         83,479      65,703      63,332     (32,337)      180,177
  Income (loss)
    per share        $   3.19    $   2.51    $   2.45    $  (1.20)    $    6.95

2002:
Revenues             $689,307    $677,358    $533,573    $424,321    $2,324,559
Operating income      200,989     255,045     126,774      80,451       663,259
Net income:
  Income              200,989     255,045     797,136      80,451     1,333,621
  Income per share   $   7.53    $   9.58    $  30.07    $   3.07    $    50.25


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 20, 2004 we dismissed our independent auditor Burnett+ Company LLP and engaged Perry-Smith LLP as our independent auditor for the fiscal year ending December 31, 2003. The decision to dismiss Burnett+Company was approved by the Audit Committee and the Board.

     Burnett+Company's reports on our financial statements as of and for the years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. During the periods ended December 31, 2002 and December 31, 2001, and the interim period from January 1, 2004 through the date of Burnett+Company's dismissal, we did not have any disagreements with Burnett+Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Burnett+Company's satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     Prior to engaging Perry-Smith LLP we did not consult with Perry-Smith LLP regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Trust's Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures. Based on that evaluation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2003. Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       52       1986      Trustee and Chairman and
                                                      Chief Financial Officer
        Benjamin A. Diaz          70       1988        Trustee and Secretary
        Joyce A. Marks            69       1986                Trustee


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

     BENJAMIN A. DIAZ. The Honorable Benjamin A. Diaz is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from April, 1976, to May, 1986. He has engaged in private practice in Sacramento, California, as a partner in the law firm of Grossfield and Diaz from June, 1986, to September, 1987, and in the law firm of Diaz & Gebers, specializing in real estate transactions, general practice, litigation, business law, and personal injury matters from October, 1987 to December, 1991. From January, 1992, to the present, Judge Diaz has been engaged in pro tem judging, arbitration, mediation and consulting services. Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law, Sacramento, California, in 1966. Prior to serving on the bench, Mr. Diaz had extensive tax and auditing experience with the State of California Franchise Tax Board, dealing with large corporate unitary tax audits, and with the California State Board of Equalization.

     JOYCE A. MARKS. Ms. Marks was employed by the Bank of America for more than forty years. During her career with Bank of America, Ms. Marks had extensive experience with land development and subdivision financing, including construction and take-out financing for commercial properties. Ms. Marks was for many years active in the Building Industry Association of Sacramento and from 1976 to 1983 served as a board member of, and in 1983 as President of, its Associate Counsel. Ms. Marks received Bank of America's Award for Excellence in 1985. Her most recent positions include Senior Sales Training Specialist, Marketing Officer, Branch Manager and Credit Administrator at one of Bank of America's Regional Headquarters.

     Trustees of the Trust are elected annually by the Trust's shareholders and hold office until their successors are duly elected and qualified. No family relationship exists between any Trustee and any other Trustee. No arrangement exists or existed between any Trustee and any other person or entity pursuant to which the Trustee was selected as a Trustee or nominee.



ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS

     During 2003, the Trust was managed by its Trustees as a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2003, none of the Trust's officers received compensation in excess of $66,550.


                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2003    $52,800      $66,550 (1)     None



(1) Includes fees for each meeting of the Trustees attended for a total of $13,750.


COMPENSATION OF TRUSTEES

     Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2003 except Gregory E. Crissman who received compensation as an officer for work performed. The Board of Trustees does not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compen-sation. The Board of Trustees has authority to establish other committees and to compensate members as appropriate for their service. During 2003, the Board of Trustees had ten regular meetings. All Trustees attended all meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 31, 2003, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:
                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell      1,903.0000          7.4093

3187-D Airway Avenue
Costa Mesa, California  92626

Gregory E. Crissman, Chairman and Trustee             46.0000          0.1791

2561 Fulton Square Lane, #55
Sacramento, CA  95821

All Trustees and officers as a group                  46.0000          0.1791


     During 2003, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or trustee failed to file such a required report on a timely basis.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table represents aggregate fees billed to the Trust for 2003 by Perry-Smith LLP and for 2002 by Burnett+Company LLP, the Trust's principal accounting firms for each of those years.

                                              2003           2002
                                              ----           ----

          Audit Fees                       $ 27,500       $ 26,740
          Audit Related Fees
          Tax Fees                            2,200          2,490
          All Other Fees
                                             ------         ------
                                           $ 29,700       $ 29,230
                                             ======         ======

     Pre-Approval Policy for Accounting Services. In 2003, the Audit Committee and the Board adopted a formal pre-approval policy for accounting services and fees. The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Board. The Audit Committee and the Board approved the audit and tax services and fees provided by the independent auditor during 2003.

       24                       PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS                                   Page
                                                                 ----
          Independent Auditors' Reports .....................      11

          Balance Sheets as of December 31, 2003 and 2002 ...      13

          Statements of Income for Years Ended
            December 31, 2003, 2002 and 2001 ................      14

          Statements of Changes in Shareholders' Equity for
            Years Ended December 31, 2003, 2002 and 2001 ....      15

          Statements of Cash Flows for Years Ended
            December 31, 2003, 2002 and 2001 ................      16

          Notes to Financial Statements .....................      17

(a)(2)    FINANCIAL STATEMENT SCHEDULE

          Schedule III - Real Estate and Accumulated
            Depreciation ....................................      25

          The statements and schedules referred to above should be read in conjunction with the financial statements and notes thereto included in Part II of this Form 10-K. Schedules not included in this item have been omitted because they are not applicable or because the required information is presented in the financial statements or notes thereto.

(a)(3)    LIST OF EXHIBITS

          3.1     Form of Amended and Restated Declaration of Trust of
                     Commonwealth Equity Trust USA

          3.2     Form of Bylaws of the Board of Trustees

          3.3     Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and
                     2.4.3 of the Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA (adopted on August 29, 1988 at the 1988 Annual Meeting)

          4.1     Article VIII of Exhibit 3.1

          4.2     Form of Share Certificate

         14.1     Code of Ethics

         31.1     Section 302 Certifications as filed by the Chief Executive
                     Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.

         32.1     Section 906 Certifications as filed by the Chief Executive
                     Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.

(b) REPORTS ON FORM 8-K
    None.

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2003


Page 1, Part A
 ------------------    ------------   ---------------------------
     Column A            Column B                Column C
 ------------------    ------------   ---------------------------

                                      ---Initial Cost to Trust--

                                                      Buildings
                                                     Improvements,
                                                      & Personal
     Description       Encumbrances       Land         Property
 ------------------    ------------   ------------   ------------

19401 Parthenia
 Street, Northridge,
 California                   -      $  5,770,000   $  3,100,000

4350 Pell Drive,
 Sacramento,
 California                   -         1,500,000      2,226,936

                      ------------   ------------   ------------
                      $       -      $  7,270,000   $  5,326,936
                      ============   ============   ============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2003


Page 1, Part B

------------------    -----------------------------
     Column A                   Column D
------------------    -----------------------------


                          Cost Capitalization
                             Subsequent to
                      ---------Acquisition---------

   Description        Improvements   Carrying Cost
------------------    ------------   -------------

19401 Parthenia
 Street, Northridge,
 California           $   2,772,015            -

4350 Pell Drive,
 Sacramento,
 California               1,699,074            -

                      -------------   -------------
                      $   4,471,089   $        -
                      =============   =============

                        USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2003


Page 1, Part C
------------------   ---------------------------------------------------------
     Column A                                 Column E
------------------   ---------------------------------------------------------

                                        Gross Amount at Which
                     ----------------Carried at Close of Period---------------

                                                    Valuation
                                    Buildings &       Write
   Description           Land       Improvements       Down          Total
------------------   ------------   ------------    -----------   ------------

19401 Parthenia
 Street, Northridge,
 California          $  5,770,000   $  5,872,015   $  3,483,000   $  8,159,015

4350 Pell Drive,
 Sacramento,
 California             1,500,000      3,926,010           -         5,426,010

                     ------------   ------------   ------------   ------------
                     $  7,270,000   $  9,798,025   $  3,483,000   $ 13,585,025
                     ============   ============   ============   ============

                       USA REAL ESTATE INVESTMENT TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2003


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

19401 Parthenia
 Street, Northridge,
 California          $  2,082,689      1973          11/90        40 years

4350 Pell Drive,
 Sacramento,
 California             1,291,519      1975          09/92        40 years

                     ------------
                     $  3,374,208
                     ============



Footnote to Schedule III:

Balance at beginning of period                                  $  17,211,307

     Additions during period:
          Acquisitions through foreclosure      $           0
          Other acquisitions                                0
          Improvements                                496,193
          Other                                             0
                                                  -----------

     Deductions during period:
          Cost of real estate sold                  4,122,475
          Other                                             0
                                                  -----------
                                                                   (3,626,282)
                                                                  -----------
Balance at end of period:                                       $  13,585,025
                                                                  ===========

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated:    March 14, 2004           USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated:    March 14, 2004                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Chairman



     Dated:    March 14, 2004                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated:    March 14, 2004                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee