Form 10QSB
period 2004-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2004-05-17
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2004

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                to
                                   --------------    --------------
    Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
       (Exact Name of Small Business Issuer as specified in its Charter)

      California                                     68-0109347
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


    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/x/ No/ /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS. Not applicable.

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribu-tion of securities under a plan confirmed by a court. Yes/x/ No/ /

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 25,257

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheets - March 31, 2004 and
                December 31, 2003 .................................    3

              Statements of Operations - For the Three Months
                Ended March 31, 2004 and 2003 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2004 and 2003 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    6



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheets


                                                      March 31,   December 31,
                                                        2004          2003
                                                     (Unaudited)    (Audited)
                                                     -----------  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,446,195 at March 31,
    2004 and $3,374,208 at December 31, 2003       $ 10,196,584  $ 10,210,817

  Note receivable                                        80,000        80,000
                                                     ----------   -----------
                                                     10,276,584    10,290,817


Cash and cash equivalents                               772,100     1,666,172
Other assets                                            479,230       254,953
                                                    -----------   -----------
    Total assets                                   $ 11,527,914  $ 12,211,942
                                                    ===========   ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Lease deposits                                   $     16,593  $     39,793
  Accounts payable                                       13,209        26,492
                                                    -----------   -----------
    Total liabilities                                    29,802        66,285
                                                    -----------   -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    25,260 shares outstanding at March 31,
    2004 and 25,684 shares outstanding at
    December 31, 2003                                    25,260        25,684
  Additional paid-in capital                         30,084,193    30,274,345
  Distributions in excess of cumulative
    net income                                      (18,611,341)  (18,154,372)
                                                    -----------   -----------
    Total shareholders' equity                       11,498,112    12,145,657
                                                    -----------   -----------
    Total liabilities and shareholders' equity     $ 11,527,914  $ 12,211,942
                                                    ===========   ===========


See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2004         2003
                                                      ----------   ----------

Revenues:
  Rent                                                $  243,499   $  436,819
  Interest                                                 2,750        2,750
                                                      ----------   ----------

                                                         246,249      439,569
                                                      ----------   ----------


Expenses:
  Operating expenses                                      71,641       94,821
  Property taxes                                          50,857       55,145
  Property management fees                                13,200       13,200
  Interest                                                     0          207
  Depreciation and amortization                           87,939      135,397
  General and administrative                              77,531       57,320
                                                      ----------   ----------
                                                         301,168      356,090
                                                      ----------   ----------

Net(loss)income                                       $  (54,919)  $   83,479
                                                      ==========   ==========



Net(loss)income per share of beneficial interest      $    (2.17)  $     3.19
                                                      ==========   ==========











See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2004          2003
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net(loss)income                               $   (54,919)   $   83,479
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                      87,939       135,397
  Changes in other assets and liabilities:
  (Increase)decrease in other assets               (240,229)      (59,259)
  Decrease in lease deposits                        (23,200)         (928)
  (Decrease)increase in accounts payable            (13,283)       56,032
                                                 ----------    ----------
          Total adjustments to(loss)income         (188,773)      131,242
                                                 ----------    ----------

          Net cash(used)provided by
            operating activities                   (243,692)      214,721


INVESTING ACTIVITIES:
  Improvements to properties                        (57,754)     (137,447)
  Increase in line of credit                              0       249,823
                                                 ----------    ----------
          Net cash(used)provided by
           investing activities                     (57,754)      112,376


FINANCING ACTIVITIES:
  Redemption of shares                             (190,576)      (56,856)
  Distributions paid                               (402,050)     (414,424)
                                                 ----------    ----------
          Net cash used by financing activities    (592,626)     (471,280)
                                                 ----------    ----------
          Net decrease in cash                     (894,072)     (144,183)

Cash and cash equivalents at beginning of period  1,666,172       214,999
                                                 ----------    ----------
Cash and cash equivalents at end of period      $   772,100   $    70,816
                                                 ==========    ==========


See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements



    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of March 31, 2004, and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2003 Form 10-K, which are incorporated herein by reference.

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


RESULTS OF OPERATIONS

    Rent revenues decreased in 2004 compared to 2003 primarily due to the sale of One Scripps Drive in Sacramento, California in September 2003 and reduced occupancy at 19401 Parthenia Street in Northridge, California.

    Operating expenses, property taxes and depreciation and amortization decreased in 2004 compared to 2003 primarily due to the sale of One Scripps Drive in Sacramento, California in September 2003.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Trust's primary financial market risk is the fluctuation in interest rates. At March 31, 2004 the Trust had no assets or liabilities subject to variable interest rates. However, the Trust has an available $2,000,000 line of credit indexed to the prime rate. If fully drawn, a 1 percent change in the prime rate would result in a corresponding $20,000 change in borrowing costs. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

    We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of Gregory Crissman, the Trust's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, Gregory Crissman concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.




PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

January 1, 2004
through
January 31, 2004         302        $ 450

February 1, 2004
through
February 31, 2004

March 1, 2004
through
March 31, 2004           122        $ 450
                         ---        -----
Total                    424        $ 450
                         ===        =====



    Other than pursuant to a publicly announced plan or program the Trust received and accepted certain offers from shareholders to repurchase all of their existing shares and closed their accounts.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits:

    Exhibit 31.1 Section 302 Certifications filed by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-37551.

    Exhibit 32 Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.


(B) REPORTS ON FORM 8-K

    One report on Form 8-K was filed by the registrant during the quarter for which this report is filed. We filed a Form 8-K dated January 26, 2004 to announce that on January 19, 2004 we dismissed our former auditor, Burnett + Company, LLP and engaged Perry-Smith, LLP as our independent auditor for the fiscal year ending December 31, 2003.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures




        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 14, 2004                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 14, 2004                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee