Form 10QSB
period 2004-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2004-08-17
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2004

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 25,127

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - June 30, 2004 .......................    3

              Statements of Operations - For the Three Months
                Ended June 30, 2004 and 2003 ......................    4

              Statements of Operations - For the Six Months
                Ended June 30, 2004 and 2003 ......................    5

              Statements of Cash Flows - For the Six
                Months Ended June 30, 2004 and 2003 ...............    6

              Notes to Unaudited Financial Statements .............    7

              Management's Discussion and Analysis of
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                    Balance Sheet


                                                                    June 30,
                                                                      2004
                                                                  (Unaudited)
                                                                  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,517,172                                   $ 10,158,563

  Note receivable                                                      80,000
                                                                   ----------
                                                                   10,238,563


Cash and cash equivalents                                             375,794
Other assets                                                          445,949
                                                                  -----------
    Total assets                                                 $ 11,060,306
                                                                  ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                          $     21,877
                                                                  -----------
    Total liabilities                                                  21,877
                                                                  -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    25,127 shares outstanding                                          25,127
  Additional paid-in capital                                       30,024,389
  Distributions in excess of cumulative
    net income                                                    (19,011,087)
                                                                  -----------
    Total shareholders' equity                                     11,038,429
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 11,060,306
                                                                  ===========


See notes to unaudited financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)






                                                        Three Months Ended
                                                             June 30,
                                                         2004         2003
                                                      ----------   ----------

Revenues:
  Rent                                                $  295,877   $  417,216
  Interest                                                 2,750        2,898
                                                      ----------   ----------

                                                         298,627      420,114
                                                      ----------   ----------


Expenses:
  Operating expenses                                     100,530      116,210
  Property taxes                                          50,858       55,145
  Property management fees                                13,200       13,200
  Interest                                                     0        3,177
  Depreciation and amortization                           87,399      121,409
  General and administrative                              46,302      45,270
                                                      ----------   ----------
                                                         298,289      354,411
                                                      ----------   ----------

Net income                                            $      338   $   65,703
                                                      ==========   ==========



Net income per share of beneficial interest           $     0.01   $     2.51
                                                      ==========   ==========

Dividends declared per share                          $    15.84   $    15.84
                                                      ==========   ==========












See notes to unaudited financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Operations
                                  (Unaudited)







                                                         Six Months Ended
                                                             June 30,
                                                         2004         2003
                                                      ----------   ----------

Revenues:
  Rent                                                $  539,376   $  854,035
  Interest                                                 5,500        5,648
                                                      ----------   ----------

                                                         544,876      859,683
                                                      ----------   ----------


Expenses:
  Operating expenses                                     172,171      211,031
  Property taxes                                         101,715      110,290
  Property management fees                                26,400       26,400
  Interest                                                     0        3,384
  Depreciation and amortization                          175,338      256,806
  General and administrative                             123,833      102,590
                                                      ----------   ----------
                                                         599,457      710,501
                                                      ----------   ----------

Net(loss)income                                       $  (54,581)  $  149,182
                                                      ==========   ==========



Net(loss)income per share of beneficial interest      $    (2.16)  $     5.70
                                                      ==========   ==========

Dividends declared per share                          $    31.68   $    31.68
                                                      ==========   ==========












See notes to unaudited financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                    Six Months Ended
                                                         June 30,
                                                    2004          2003
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net(loss)income                               $   (54,581)   $  149,182
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                   175,338       230,006
    Changes in other assets and liabilities:
      Increase in other assets                     (223,370)      (44,426)
     (Decrease)increase in accounts payable
        and accrued expenses                        (44,408)       21,391
                                                 ----------    ----------
          Total adjustments to(loss)income          (92,440)      206,971
                                                 ----------    ----------

          Net cash(used)provided by
            operating activities                   (147,021)      356,153


INVESTING ACTIVITIES:
  Improvements to properties                        (90,710)     (351,173)
  Collections on note receivable                                   15,000
                                                 ----------    ----------
          Net cash used by
           investing activities                     (90,710)     (336,173)


FINANCING ACTIVITIES:
  Increase in line of credit (net)                                706,823
  Redemption of shares                             (250,514)      (86,258)
  Distributions paid                               (802,133)     (828,848)
                                                 ----------    ----------
          Net cash used by financing activities  (1,052,647)     (208,283)
                                                 ----------    ----------
          Net decrease in cash                   (1,290,378)     (188,303)

Cash and cash equivalents at beginning of period  1,666,172       214,999
                                                 ----------    ----------
Cash and cash equivalents at end of period      $   375,794   $    26,696
                                                 ==========    ==========


See notes to unaudited financial statements.







        7                USA REAL ESTATE INVESTMENT TRUST
                      Notes to Unaudited Financial Statements


    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of June 30, 2004, and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003.

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

    3. Subsequent Event. In July 2004 the Trust sold 50,000 square feet of land at 19401 Parthenia Street in Northridge, California and realized a gain of $1,252,984.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed in this quarterly report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others,
(1) significant increases in competitive pressures in the industry;
(2) changes in the interest rate environment; (3) general economic conditions, either nationally or regionally, maybe less favorable than expected, resulting in among other things, a deterioration in credit quality; (4) changes in regulatory conditions and inflation;
(5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. There-fore, the information set forth herein should be carefully considered when evaluating the business prospects of the Trust.

When the Trust uses in this quarterly report the words "anticipate", "estimate", "expect", "project", "intend", "commit", "believe" and similar expressions, the Trust intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Trust may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Trust's ability to control or predict. For those statements, the Trust claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform act of 1995.


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


LIQUIDITY AND CAPITAL RESOURCES

    The Trust meets its liquidity requirements through cash in the bank, net cash provided by operating activities, draws on its line of credit, proceeds from the sale of properties and collections on an outstanding note receivable. In July 2004 the Trust received sales proceeds of $1,395,629 from the sale of 50,000 square feet of land at 19401 Parthenia Street in Northridge, California. In 2005 the Trust expects to receive proceeds from the sale of the balance of 19401 Parthenia Street in Northridge, California.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Trust's primary financial market risk is the fluctuation in interest rates. At June 30, 2004 the Trust had no assets or liabilities subject to variable interest rates. However, the Trust has an available $2,000,000 line of credit indexed to the prime rate. If fully drawn, a 1 percent change in the prime rate would result in a corresponding $20,000 change in borrowing costs. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

    The Trust maintains disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Trust recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Trust necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  ----------------

April 1, 2004
through
April 30, 2004             2        $ 450
May  1, 2004
through
May 31, 2004

June 1, 2004
through
June 30, 2004            131        $ 450
                         ---        -----
Total                    133        $ 450
                         ===        =====

    Other than pursuant to a publicly announced plan or program the Trust received and accepted certain offers from shareholders to repurchase all of their existing shares and closed their accounts.


ITEM 5:   OTHER INFORMATION

    On May 15, 2004 the Annual meeting of the Shareholders of the Trust was held in Sacramento, California. The three trustees were re-elected:
Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



           August 13, 2004                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



           August 13, 2004                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee