Form 10QSB
period 2004-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2004-11-15
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2004

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2004: 24,913

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - September 30, 2004 ..................    3

              Statements of Operations - For the Three Months
                Ended September 30, 2004 and 2003 .................    4

              Statements of Operations - For the Nine Months
                Ended September 30, 2004 and 2003 .................    5

              Statements of Cash Flows - For the Nine
                Months Ended September 30, 2004 and 2003 ..........    6

              Notes to Unaudited Financial Statements .............    7

              Management's Discussion and Analysis of
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                    Balance Sheet
                                     (Unaudited)


                                                                 September 30,
                                                                      2004
                                                                  (Unaudited)
                                                                  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $3,566,281                                   $ 10,032,894

  Note receivable                                                     390,000
                                                                   ----------
                                                                   10,422,894


Cash and cash equivalents                                           1,182,225
Other assets                                                          307,237
                                                                  -----------
    Total assets                                                 $ 11,912,356
                                                                  ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued expenses                          $     61,676
                                                                  -----------
    Total liabilities                                                  61,676
                                                                  -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 250,000 shares;
    24,913 shares outstanding                                          24,913
  Additional paid-in capital                                       29,928,353
  Distributions in excess of cumulative
    net income                                                    (18,102,586)
                                                                  -----------
    Total shareholders' equity                                     11,850,680
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 11,912,356
                                                                  ===========


See notes to unaudited financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)






                                                        Three Months Ended
                                                           September 30,
                                                         2004         2003
                                                      ----------   ----------

Revenues:
  Rent                                                $  281,999   $  368,317
  Interest                                                19,304        2,750
                                                      ----------   ----------

                                                         301,303      371,067
                                                      ----------   ----------


Expenses:
  Operating expenses                                      65,210      100,986
  Property taxes                                          48,040       55,144
  Property management fees                                13,200       13,200
  Interest                                                   165        7,989
  Depreciation and amortization                           84,219      152,548
  General and administrative                              36,940       39,273
                                                      ----------   ----------
                                                         247,774      369,140
                                                      ----------   ----------

Net income before gain on sale of properties          $   53,529   $    1,927

Gain on sale of properties                             1,252,984       61,405
                                                      ----------   ----------
Net income                                            $1,306,513   $   63,332
                                                      ==========   ==========

Net income per share of beneficial interest           $    52.14   $     2.45
                                                      ==========   ==========

Dividends declared per share                          $    15.84   $    15.84
                                                      ==========   ==========












See notes to unaudited financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                             Statements of Operations
                                  (Unaudited)







                                                         Nine Months Ended
                                                           September 30,
                                                         2004         2003
                                                      ----------   ----------

Revenues:
  Rent                                                $  821,375   $1,222,352
  Interest                                                24,804        8,399
                                                      ----------   ----------

                                                         846,179    1,230,751
                                                      ----------   ----------


Expenses:
  Operating expenses                                     237,381      312,017
  Property taxes                                         149,755      165,434
  Property management fees                                39,600       39,600
  Interest                                                   165       11,373
  Depreciation and amortization                          259,557      409,354
  General and administrative                             160,773      141,863
                                                      ----------   ----------
                                                         847,231    1,079,641
                                                      ----------   ----------

Net income (loss) before gain on sale of properties   $   (1,052)  $  151,110

Gain on sale of properties                             1,252,984       61,405
                                                      ----------   ----------
Net income                                            $1,251,932   $  212,515
                                                      ==========   ==========



Net income per share of beneficial interest           $    49.67  $      8.15
                                                      ==========   ==========

Dividends declared per share                          $    47.52   $    31.68
                                                      ==========   ==========









See notes to unaudited financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                    Nine Months Ended
                                                       September 30,
                                                    2004          2003
                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income                                    $ 1,251,932   $   212,515
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                   259,557       409,354
    Gain on sale of properties                   (1,252,984)      (61,405)
    Changes in other assets and liabilities:
      Increase in other assets                     (177,371)      (57,888)
     (Decrease)increase in accounts payable
        and accrued expenses                         (4,609)      142,941
                                                 ----------    ----------
          Total adjustments to net income        (1,175,407)      433,002
                                                 ----------    ----------

          Net cash provided by
            operating activities                     76,525       645,517


INVESTING ACTIVITIES:
  Investment in note receivable                    (390,000)            0
  Improvements to properties                        (99,192)     (434,089)
  Collections on note receivable                     80,000        30,000
  Proceeds from sale of properties                1,395,629     2,872,365
                                                 ----------    ----------
          Net cash provided by
           investing activities                     986,437     2,468,276


FINANCING ACTIVITIES:
  Increase in line of credit (net)                        0       816,823
  Redemption of shares                             (346,763)     (272,615)
  Distributions paid                             (1,200,146)     (828,848)
                                                 ----------    ----------
          Net cash used by financing activities  (1,546,909)     (284,640)
                                                 ----------    ----------
          Net(decrease)increase in cash            (483,947)    2,829,153

Cash and cash equivalents at beginning of period  1,666,172       214,999
                                                 ----------    ----------
Cash and cash equivalents at end of period      $ 1,182,225   $ 3,044,152
                                                 ==========    ==========




See notes to unaudited financial statements.

        7                USA REAL ESTATE INVESTMENT TRUST
                      Notes to Unaudited Financial Statements


    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Trust's financial position as of September 30, 2004, and the results of its operations and cash flows for the nine months ended September 30, 2004 and 2003.

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

    The $1,252,984 or $49.72 per share gain on sale of properties for the three months and nine months ended September 30, 2004 was attributed to the sale of 50,000 square feet of land at 19401 Parthenia Street in Northridge, California in July 2004.

    The $61,405 or $2.35 per share gain on sale of properties for the three months and nine months ended September 30, 2003 was attributed to the sale of One Scripps Drive in Sacramento, California in September 2003.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Trust's primary financial market risk is the fluctuation in interest rates. At September 30, 2004 the Trust had no assets or liabilities subject to variable interest rates. However, the Trust has an available $2,000,000 line of credit indexed to the prime rate. If fully drawn, a 1 percent change in the prime rate would result in a corresponding $20,000 change in borrowing costs. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its assets and liabilities.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

    The Trust maintains disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Trust recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Trust was necessarily required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------
July 1, 2004
through
July 30, 2004

August  1, 2004
through
August 31, 2004

September 1, 2004
through
September 30, 2004       214        $ 450
                         ---        -----
Total                    214        $ 450
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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



         November 13, 2004                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



         November 13, 2004                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee