Form 10KSB
period 2004-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2005-02-25
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB


/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
              For the fiscal year ended:  December 31, 2004

                                      OR

/ /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No Fee Required)
                       For the transition period from:

                      Commission file number:  0-16508
                        ____________________________

                      USA REAL ESTATE INVESTMENT TRUST
            (Exact Name of Registrant as Specified in its Charter)

          California                                 68-0109347
   (State of Organization)             (I.R.S. Employer Identification No.)

        One Scripps Drive, Suite 201, Sacramento, California  95825-7684
       (Address of registrant's principal executive offices)   (Zip Code)

                                (916)761-4992
             (Registrant's telephone number, including area code)

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

     The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2004, was $11,449,592. This calculation is based on the book value because there is no active public trading market for the shares.

     Documents Incorporated by Reference:  None

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents


                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    3
              ITEM 2.   Description of Properties ..................    6
              ITEM 3.   Legal Proceedings ..........................    6
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    6

    PART II.

              ITEM 5.   Market for the Common Equity and
                          Related Shareholder Matters ..............    7
              ITEM 6.   Management's Discussion and Analysis .......    7
              ITEM 7.   Financial Statements .......................    9
              ITEM 8.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    17
              ITEM 8A.  Controls and Procedures ....................    17
              ITEM 8B.  Other Information ..........................    17

    PART III.

              ITEM 9.   Directors, Executive Officers, Promoters
                          and Control Persons; Compliance with
                          Section 16(a) of the Exchange Act ........    17
              ITEM 10.  Executive Compensation .....................    18
              ITEM 11.  Security Ownership of Certain
                          Beneficial Owners and Management
                          and Related Shareholder Matters ..........    19
              ITEM 12.  Certain Relationships and
                          Related Transactions .....................    20
              ITEM 13.  Exhibits ...................................    20
              ITEM 14.  Principal Accountant Fees and Services .....    20



















        3                         PART I.

                        Forward-Looking Statements

     This Annual Report on Form 10-KSB, together with other statements and information publicly disseminated by USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which we operate; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in our credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases;
the ability to maintain our status as a REIT for federal income tax purposes; governmental approvals, actions and initiatives; environmental/ safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-KSB and, from time to time, in the other reports we file with the SEC or in other documents that we publicly disseminate. We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 1.  BUSINESS.

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

     The office of the Trust is located at One Scripps Drive, Suite 201, in Sacramento, California.


INVESTMENT OBJECTIVES

     The Trust seeks to invest in real estate investments.

     At December 31, 2004, the Trust owned and managed two real properties and one promissory note collateralized by real property in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.


INVESTMENT GUIDELINES

     Acquisition Policies. The Trustees have adopted investment guidelines for the purpose of selecting the Trust's investments. Pursuant to the guidelines, the allocation of Trust assets depends principally upon the following factors:

     1. The number of real estate investments available for acquisition which show current income or potential for appreciation in value;

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

     The Trust is involved in only one industry segment: acquiring, operating, holding for investment and disposing of real estate investments. Revenues, net income and assets from this industry segment are included in the Trust's financial statements which appear at Item 7 of Part II.

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


ITEM 2.  DESCRIPTION OF PROPERTIES.

     At December 31, 2004 the Trust owned two real properties and one promissory note in the principal amount of $390,000 collateralized by a first deed of trust on 4350 Riverside Boulevard in Sacramento, California. The first real property, located at 4350 Pell Drive in Sacramento, California ("Pell"), is 95 percent occupied and leased at competitive rates for the area in which it is located. Pell was subject to a contract of sale and was sold in January 2005. The second real property, 19401 Parthenia Street in Northridge, California ("Parthenia"), is 60 percent occupied under month-to-month tenancies at rates the Trust considers appropriate in the circumstances. Parthenia is subject to a contract of sale which the Trust anticipates will close in 2005 subject to certain contingencies. In order to lease the vacant portion of Parthenia at normal competitive rates substantial and costly renovation would be required. Because Parthenia is about to be sold the Trust decided not to undertake such renovation at the present time.

     Title insurance and liability and property damage insurance in amounts deemed appropriate by the Trust have been obtained for the properties referred to above. The Trust does not carry flood or earthquake insurance on said properties.

     For additional information concerning the aforesaid investments, see Notes 1,2,3 and 6 of the Notes to Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.







        7                      PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987, until May 20, 1992. Since 1995 the Trust has repurchased 9,974 shares from 9,760 shareholders at a cost of $4,793,205. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts.

    The Trust executed a one-for-thirty reverse share split in 1998 and a one-for-four reverse share split in 2000. After each reverse share split the Trust eliminated all fractional shares when the shareholder account held less than one share. As of December 31, 2004, the Trust had 24,840 shares outstanding to 3,008 shareholders of record.

     No active public trading market presently exists for the shares of the Trust. The Trust does not anticipate that an active public trading market will exist within the foreseeable future. Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board (www.otcbb.com).


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

CRITICAL ACCOUNTING ESTIMATES

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

RESULTS OF OPERATIONS

     The Trust sold One Scripps Drive in Sacramento, California and 50,000 square feet of land at 19401 Parthenia Street in Northridge, California in September 2003 and July 2004, respectively.

     Rent revenues, property taxes, operating expenses and depreciation and amortization decreased in 2004 compared to 2003 due primarily to the sale of One Scripps Drive in Sacramento, California, in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

     In 2003 the Trust received $2,880,471 from the sale of One Scripps
Drive in Sacramento, California and collected $30,000 on the promissory note collateralized by 6691 Stanford Ranch Road in Rocklin, California.
In 2004 the Trust received $1,395,629 from the sale of 50,000 square feet of land at 19401 Parthenia Street in Northridge, California and collected the remaining $80,000 balance on the promissory note collater-alized by 6691 Stanford Ranch Road in Rocklin, California. In January 2005 the Trust received $5,887,882 from the sale of 4350 Pell Drive in Sacramento, California and expects to receive proceeds from the sale of the balance of 19401 Parthenia Street in Northridge, California later in 2005.

     The Trust's capital requirements in 2005 will depend upon what real estate investments the Trust makes, the dividends paid and the shares repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2005.

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                         Page

         Report of Independent Registered Public Accounting Firm ...       10

         Balance Sheet
           As of December 31, 2004 .................................       11

         Statements of Income
           Years Ended December 31, 2004 and 2003 ..................       12

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2004 and 2003 ..................       13

         Statements of Cash Flows
           Years Ended December 31, 2004 and 2003 ..................       14

         Notes to Financial Statements .............................       15

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Trustees
USA Real Estate Investment Trust




We have audited the accompanying balance sheet of USA Real Estate Investment Trust as of December 31, 2004 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the
Public Company Accounting Oversight Board (United States).   Those standards
require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2004 and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

Perry-Smith LLP





Sacramento, California
January 28, 2005

                        USA REAL ESTATE INVESTMENT TRUST
                                 Balance Sheet


                                                          December 31,
                                                             2004
                                                          -----------
                                      ASSETS

Rental properties, less accumulated
  depreciation of $3,631,155                             $  9,968,020
Note receivable                                               390,000
                                                           ----------
                                                           10,358,020



Cash and cash equivalents                                     758,747
Other assets                                                  346,980
                                                          -----------
    Total assets                                         $ 11,463,747
                                                          ===========



                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Lease deposits                                         $     14,155
                                                          -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    24,840 shares outstanding                                  24,840
  Additional paid-in capital                               29,895,357
  Distributions in excess of net income                   (18,470,605)
                                                          -----------
    Total shareholders' equity                             11,449,592
                                                          -----------
    Total liabilities and shareholders' equity           $ 11,463,747
                                                          ===========




See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                       Years Ended December 31, 2004 and 2003





                                                         2004         2003
                                                     -----------  -----------

Revenues:
  Rent                                               $ 1,067,239  $ 1,481,495
  Interest                                                34,553       11,149
                                                     -----------  -----------

                                                       1,101,792    1,492,644
                                                     -----------  -----------


Expenses:

  Operating expenses                                     291,825      408,377
  Property taxes                                         209,745      226,700
  Property management fees                                52,800       52,800
  Interest                                                   165       15,429
  Depreciation and amortization                          337,692      493,820
  General and administrative                             185,175      184,853
                                                     -----------  -----------

                                                       1,077,402    1,381,979
                                                     -----------  -----------

Net income before gain on
  sale of rental properties                               24,390      110,665


Gain on sale of rental properties                      1,252,984       69,512
                                                     -----------  -----------


Net income                                           $ 1,277,374  $   180,177
                                                     ===========  ===========



Net income per share of
  beneficial interest                                $     50.85  $      6.95
                                                     ===========  ===========

Weighted average number of shares                         25,119       25,938
                                                     ===========  ===========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                    Years Ended December 31, 2004 and 2003



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

December 31,
2002              26,285  $   26,285  $30,546,358  $(17,098,870) $13,473,773

Repurchases
  of shares         (601)       (601)    (272,013)                  (272,614)

Net income                                              180,177      180,177

Distributions                                        (1,235,679)  (1,235,679)
               ---------   ---------   ----------   -----------   ----------
December 31,
2003              25,684   $  25,684  $30,274,345  $(18,154,372) $12,145,657

Repurchases
  of shares         (844)       (844)    (378,988)                  (379,832)

Net income                                            1,277,374    1,277,374

Distributions                                        (1,593,607)  (1,593,607)
               ---------   ---------   ----------   -----------   ----------
December 31,
2004              24,840  $   24,840  $29,895,357  $(18,470,605) $11,449,592
               =========   =========   ==========   ===========   ==========



See notes to financial statements.


















        14              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2004 and 2003

                                                         2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:                ----------   ----------

Net income                                          $ 1,277,374  $   180,177
                                                     ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation & amortization                         337,692      493,820
    Gain on sale of properties                       (1,252,984)     (69,512)
    Increase in other assets                           (230,375)     (86,938)
   (Decrease)increase in liabilities                    (52,130)      27,641
                                                     ----------   ----------
     Total adjustments to net income                 (1,197,797)     365,011
                                                     ----------   ----------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                            79,577      545,188
                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in note receivable                        (390,000)
  Collections on notes receivable                        80,000       30,000
  Improvements to properties                            (99,192)    (496,193)
  Proceeds from sale of properties                    1,395,629    2,880,471
                                                     ----------   ----------
        NET CASH PROVIDED BY
        INVESTING ACTIVITIES                            986,437    2,414,278
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                                 (379,832)    (272,614)
  Distributions paid                                 (1,593,607)  (1,235,679)
                                                     ----------   ----------
        NET CASH USED IN
        FINANCING ACTIVITIES                         (1,973,439)  (1,508,293)
                                                     ----------   ----------
        NET(DECREASE)INCREASE IN CASH                  (907,425)   1,451,173


CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                    1,666,172      214,999
                                                     ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                        $   758,747  $ 1,666,172
                                                     ==========   ==========









See notes to financial statements.



        15               USA REAL ESTATE INVESTMENT TRUST
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

    RECLASSIFICATION: Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

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

    NET INCOME PER SHARE: The net income per share is computed based on the weighted-average number of shares of 25,119 and 25,938 during 2004 and 2003, respectively.


2.  NOTE RECEIVABLE

    The note receivable as of December 31, 2004 is collateralized by a first deed of trust on 4350 Riverside Boulevard in Sacramento, California. The note bears interest at 10 percent per annum and is all due and payable on June 29, 2005. The fair market value of the note approximates its carrying value at December 31, 2004.


3. LINE OF CREDIT

    At December 31, 2004 the Trust had available a $2,000,000 line of credit. The line of credit expires June 30, 2006 and is collateralized by a first deed of trust on 4350 Pell Drive in Sacramento, California. Advances under the line of credit bear interest at prime. At December 31, 2004 there was no outstanding balance on the line of credit.

    The weighted average interest rate for the line of credit was 4.25 percent and 7.96 percent for 2004 and 2003, respectively.


4.  DISTRIBUTIONS

    Cash distributions per share of beneficial interest for federal income tax purposes for the past two years were: 6 percent of the distributions paid in 2004 were ordinary income, 16 percent were nontaxable, and 79 percent were capital gains; 100 percent of the distributions paid in 2003 were nontaxable.


5.  SUBSEQUENT EVENTS

    In January 2005 the Trust sold 4350 Pell Drive in Sacramento,
California for $5,887,882 in cash and realized a gain of $1,698,852. Concurrently, with the sale the line of credit described in Note 3 was cancelled.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures. Based on that evaluation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2004. Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 8B.  OTHER INFORMATION.

          None.


                                 PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The Trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       53       1986      Trustee and Chairman,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer
        Benjamin A. Diaz          71       1988      Trustee and Secretary
        Joyce A. Marks            70       1986      Trustee


     The following is a brief description of the background and business experience of each Trustee.

     GREGORY E. CRISSMAN. Mr. Crissman is the Chairman, Chief Executive Officer and Chief Financial Officer of the Trust. He has over 20 years of experience in real estate, accounting, auditing, and taxation. He also served as Chairman of the Board of California Real Estate Investment Trust, a New York Stock Exchange listed real estate investment trust, and was its Chief Financial Officer from 1989 until 1993. Mr. Crissman was an Executive Vice President of B&B Property Investment, Development and Management Company, Inc. ("B&B"), from 1983 until 1990 and from 1992 until 1993. In addition, Mr. Crissman was a director of B&B and was President of B&B from 1990 until 1992. From 1976 to 1979 Mr. Crissman worked at Bowman & Company, an accounting firm in Stockton, California. In 1976 Mr. Crissman received his BS degree with honors from the California State University at Sacramento and is a Certified Public Accountant. Mr. Crissman is also a member of the American Institute of Certified Public Accountants.

     BENJAMIN A. DIAZ. Mr. Diaz is the Secretary of the Trust. Mr. Diaz is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from April, 1976, to May,
1986. He has engaged in private practice in Sacramento, California, as a partner in the law firm of Grossfield and Diaz from June, 1986, to September, 1987, and in the law firm of Diaz & Gebers, specializing in real estate transactions, general practice, litigation, business law, and personal injury matters from October, 1987 to December, 1991. From January, 1992, to the present, Judge Diaz has been engaged in pro tem judging, arbitration, mediation and consulting services. Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law, Sacramento, California, in 1966. Prior to serving on the bench, Mr. Diaz had extensive tax and auditing experience with the State of California Franchise Tax Board, dealing with large corporate unitary tax audits, and with the California State Board of Equalization.

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


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

     During 2004, the Trust was a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Executive Officer, Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2004, none of the Trust's officers received compensation in excess of $63,800.

                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2004    $52,800      $63,800 (1)     None

(1) Includes fees for each meeting of the Trustees attended for a total of $11,000.


COMPENSATION OF TRUSTEES

     Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2004 except Gregory E. Crissman who received compensation as an officer for work performed. The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compensation. The Trustees have authority to establish committees and to compensate members as appropriate for their service. During 2004, the Trustees had eight regular meetings. All Trustees attended all meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     The following table sets forth as of December 31, 2004, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:
                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell

3187-D Airway Avenue
Costa Mesa, California  92626                          1,953           7.8623

Gregory E. Crissman, Chairman,
  Chief Executive Officer,
  Chief Financial Officer and Trustee                     46           0.1852

2561 Fulton Square Lane, #55
Sacramento, CA  95821

All Trustees and officers as a group                      46           0.1852



     During 2004, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or Trustee failed to file such a required report on a timely basis.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.


ITEM 13.  EXHIBITS.

          3.1     Amended and Restated Declaration of Trust of
                     Commonwealth Equity Trust USA

          3.2     Bylaws of the Trust

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




ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table represents aggregate fees billed to the Trust for 2004 and 2003 by Perry-Smith LLP, the Trust's principal accounting firm.

                                              2004           2003
                                              ----           ----

          Audit Fees                       $ 31,230       $ 17,500
          Audit Related Fees                    310
          Tax Fees                            2,530
                                             ------         ------
                                           $ 34,070       $ 17,500
                                             ======         ======

     Pre-Approval Policy for Accounting Services. In 2004, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees. The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees. The Audit Committee and the Trustees approved the audit and tax services and fees provided by the independent auditor during 2004.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated: February 25, 2005           USA Real Estate Investment Trust
           --------------------




                                               Gregory E. Crissman
                                    By:  -------------------------------
                                              Gregory E. Crissman as
                                              Chairman, Chief Executive
                                              Officer and Chief Financial
                                              Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated: February 25, 2005                  Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Trustee



     Dated: February 25, 2005                    Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated: February 25, 2005                     Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee