Form 10QSB
period 2005-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2005-05-13
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2005

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

         One Scripps Drive, Suite #201, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

                                 (916) 761-4992
               (Registrant's telephone number, including area code)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2005: 24,675

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - March 31, 2005 ......................    3

              Statements of Operations - For the Three Months
                Ended March 31, 2005 and 2004 .....................    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2005 and 2004 ..............    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    6



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)


                                                                   March 31,
                                                                     2005
                                                                  -----------
                                        Assets
Investments:
  Rental properties, less accumulated
    depreciation of $2,182,237                                   $  5,891,736
  Note receivable                                                     390,000
                                                                  -----------
                                                                    6,281,736


Cash and cash equivalents                                           6,089,488
Other assets                                                          236,485
                                                                  -----------
    Total assets                                                 $ 12,607,709
                                                                  ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Lease deposits                                                 $      1,172
                                                                  -----------
    Total liabilities                                                   1,172
                                                                  -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares.                              24,675
  Additional paid-in capital                                       29,821,517
  Distributions in excess of cumulative
    net income                                                    (17,239,655)
                                                                  -----------
    Total shareholders' equity                                     12,606,537
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 12,607,709
                                                                  ===========




See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)






                                                        Three Months Ended
                                                             March 31,
                                                         2005         2004
                                                      ----------   ----------

Revenues:
  Rent                                                $  103,457   $  243,499
  Interest                                                15,777        2,750
                                                      ----------   ----------

                                                         119,234      246,249
                                                      ----------   ----------


Expenses:
  Operating expenses                                      36,780       71,641
  Property taxes                                          36,537       50,857
  Property management fees                                13,200       13,200
  Depreciation and amortization                           48,733       87,939
  General and administrative                              62,050       77,531
                                                      ----------   ----------
                                                         197,300      301,168
                                                      ----------   ----------

Net(loss)before gain on sale of properties               (78,066)     (54,919)

Gain on sale of properties                             1,699,872            0
                                                      ----------   ----------
Net income (loss)                                     $1,621,806   $  (54,919)
                                                      ==========   ==========


Net income (loss) per share of beneficial interest    $    65.66   $    (2.17)
                                                      ==========   ==========

Dividends declared per share of beneficial interest   $    15.84   $    15.84
                                                      ==========   ==========








See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)



                                                   Three Months Ended
                                                         March 31,
                                                    2005          2004
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $ 1,621,806   $   (54,919)
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                    48,733        87,939
    Gain on sale of properties                   (1,699,872)            0
    Increase in other assets                        (50,982)     (240,229)
    Decrease in liabilities                         (12,984)      (36,483)
                                                 ----------    ----------
    Total adjustments to income(loss)            (1,715,106)     (188,773)
                                                 ----------    ----------

    NET CASH(USED)BY OPERATING ACTIVITIES           (93,300)     (243,692)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                5,888,902             0
  Improvements to properties                              0       (57,754)
                                                 ----------    ----------
  NET CASH PROVIDED(USED)BY INVESTING ACTIVITIES  5,888,902       (57,754)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                              (74,005)     (190,576)
  Distributions paid                               (390,856)     (402,050)
                                                 ----------    ----------
  NET CASH USED IN FINANCING ACTIVITIES            (464,861)     (592,626)
                                                 ----------    ----------
  NET INCREASE(DECREASE)IN CASH                   5,330,741      (894,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    758,747     1,666,172
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 6,089,488   $   772,100
                                                 ==========    ==========







See notes to financial statements.





        6                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements


    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2004 Form 10-K, which are incorporated herein by reference.

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

    3. Subsequent Event. In April 2005 the Trust made a $2,060,000 loan collateralized by a second deed of trust on 5450 China Garden Road in Rocklin, California. The note bears interest at 10% per annum and is due on or before December 31, 2005.


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


RESULTS OF OPERATIONS

    Rent revenues decreased in 2005 compared to 2004 primarily due to the sale of 4350 Pell Drive in Sacramento, California in January 2005 and reduced occupancy at 19401 Parthenia Street in Northridge, California.

    Interest revenues increased in 2005 compared to 2004 due to higher average cash and note receivable balances in 2005.

    Operating expenses, property taxes and depreciation and amortization decreased in 2005 compared to 2004 primarily due to the sale of 4350 Pell Drive in Sacramento, California in January 2005.

    The $1,699,872 or $68.82 per share gain on sale of properties for the three months ended March 31, 2005 was attributed to the sale of 4350 Pell Drive in Sacramento, California.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust meets its liquidity requirements through cash in the bank, net cash provided by operating activities, proceeds from the sale of properties and collections on an outstanding note receivable. In late 2005 or early 2006 the Trust expects to receive proceeds from the sale of the larger part of 19401 Parthenia Street in Northridge, California.

    The Trust's capital requirements in 2005 will depend upon the amount of improvements and renovations it makes to its properties, the dividends paid and the shares repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2005.


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

PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

January 1, 2005
through
January 31, 2005          94        $ 450

February 1, 2005
through
February 28, 2005         71        $ 450
                         ---        -----
Total                    165        $ 450
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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 13, 2005                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 13, 2005                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee