Form 10QSB
period 2005-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2005-08-15
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2005

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2005: 24,493

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - June 30, 2005 .......................    3

              Statements of Operations - For the Three Months
                Ended June 30, 2005 and 2004 ......................    4

              Statements of Operations - For the Six Months
                Ended June 30, 2005 and 2004 ......................    5

              Statements of Cash Flows - For the Six Months
                Ended June 30, 2005 and 2004 ......................    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    9

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                   June 30,
                                                                     2005
                                                                  -----------

                                        Assets
Investments:
  Rental property, less accumulated
    depreciation of $2,189,797                                   $  5,884,176
  Notes receivable                                                  2,450,000
                                                                  -----------
                                                                    8,334,176


Cash and cash equivalents                                           3,639,798
Other assets                                                          185,292
                                                                  -----------
    Total assets                                                 $ 12,159,266
                                                                  ===========



                                 Shareholders' Equity


Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares.                              24,563
  Additional paid-in capital                                       29,771,341
  Distributions in excess of cumulative
    net income                                                    (17,636,638)
                                                                  -----------
    Total shareholders' equity                                   $ 12,159,266
                                                                  ===========








See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)




                                                        Three Months Ended
                                                             June 30,
                                                         2005         2004
                                                      ----------   ----------

Revenues:
  Rent                                                $    9,027   $  295,877
  Interest                                                81,948        2,750
                                                      ----------   ----------
                                                          90,975      298,627
                                                      ----------   ----------
Expenses:
  Operating expenses                                      10,396      100,530
  Property taxes                                          10,847       50,858
  Property management fees                                 4,400       13,200
  Depreciation and amortization                            7,806       87,399
  General and administrative                              39,668       46,302
                                                      ----------   ----------
                                                          73,117      298,289
                                                      ----------   ----------
Income from continuing operations                         17,858          338
                                                      ----------   ----------

  Operating loss from discontinued operations            (25,756)
  Gain on sale of real estate
                                                      ----------   ----------
Loss from discontinued operations                        (25,756)
                                                      ----------   ----------

Net(loss)income                                       $   (7,898)  $      338
                                                      ==========   ==========


Earnings per share:
  Income from continuing operations                   $     0.72   $     0.01
  Loss from discontinued operations                        (1.05)
                                                      ----------   ----------
  Net(loss)income                                    $     (0.33)  $     0.01
                                                      ==========   ==========


Dividends per share                                   $    15.84   $    15.84
                                                      ==========   ==========




See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)





                                                          Six Months Ended
                                                             June 30,
                                                         2005         2004
                                                      ----------   ----------

Revenues:
  Rent                                                $   36,311   $  539,376
  Interest                                                97,725        5,500
                                                      ----------   ----------

                                                         134,036      544,876
                                                      ----------   ----------
Expenses:
  Operating expenses                                      39,377      172,171
  Property taxes                                          43,391      101,715
  Property management fees                                17,600       26,400
  Depreciation and amortization                           56,539      175,338
  General and administrative                             101,718      123,833
                                                      ----------   ----------
                                                         258,625      599,457
                                                      ----------   ----------
Loss from continuing operations                         (124,589)     (54,581)
                                                      ----------   ----------

  Operating income from discontinued operations           38,625
  Gain on sale of real estate                          1,699,872
                                                      ----------   ----------
Income from discontinued operations                    1,738,494
                                                      ----------   ----------
Net income(loss)                                      $1,613,908   $  (54,581)
                                                      ==========   ==========

Earnings per share:
  Loss from continuing operations                     $    (5.06)  $    (2.16)
  Income from discontinued operations                      70.59
                                                      ----------   ----------
  Net income(loss)                                    $    65.53   $    (2.16)
                                                      ==========   ==========

Dividends per share                                   $    31.68   $    31.68
                                                      ==========   ==========








See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                    2005          2004
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $ 1,613,908   $   (54,581)
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                    56,539       175,338
    Gain on sale of properties                   (1,699,872)            0
    Increase in other assets                        (    37)     (223,370)
    Decrease in liabilities                         (14,155)      (44,408)
                                                 ----------    ----------
    Total adjustments to income(loss)            (1,657,525)     ( 92,440)
                                                 ----------    ----------

    NET CASH(USED)BY OPERATING ACTIVITIES           (43,617)     (147,021)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                5,888,902             0
  Investment in notes receivable                 (2,060,000)            0
  Improvements to properties                              0       (90,710)
                                                 ----------    ----------
  NET CASH PROVIDED(USED)BY INVESTING ACTIVITIES  3,828,902       (90,710)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (124,293)     (230,514)
  Distributions paid                               (779,941)     (802,133)
                                                 ----------    ----------
  NET CASH USED IN FINANCING ACTIVITIES            (904,234)   (1,052,647)
                                                 ----------    ----------
  NET INCREASE(DECREASE)IN CASH                   2,881,051    (1,290,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    758,747     1,666,172
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 3,639,798   $   375,794
                                                 ==========    ==========







See notes to financial statements.




        7                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2005, and the results of its operations and cash flows for the six months ended June 30, 2005 and 2004.

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

    3. The property classified as held for sale on the balance sheet is available for immediate sale in its present condition and management believes that it is probable that a sale of the property will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less estimated selling costs.

        No depreciation is recognized on properties held for sale once they have been classified as such. The operating results of real estate held for sale are included in discontinued operations in the statement of operations as are all gains or losses from real estate sold.

    4. Subsequent Event. In July 2005 the Trust made a $2,850,000 loan collateralized by a second deed of trust on 5450 China Garden Road in Rocklin, California. The note bears interest at 10% per annum and is due on or before December 31, 2005.


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

    The $1,699,872 or $68.82 per share gain on sale of properties for the six months ended June 30, 2005 was attributed to the sale of 4350 Pell Drive in Sacramento, California.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust meets its liquidity requirements through cash in the bank, net cash provided by operating activities, proceeds from the sale of properties and collections on notes receivable. In late 2005 or early 2006 the Trust expects to receive proceeds from the sale of the larger part of 19401 Parthenia Street in Northridge, California.

    The Trust's capital requirements in 2005 will depend upon the dividends paid, the shares repurchased and the amount of improvements and renovations it makes to 19401 Paarthenia Street in Northridge, California, . The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2005.


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



PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

April 1, 2005
through
April 30, 2005           112        $ 450

                         ---        -----
Total                    112        $ 450
                         ===        =====



    Other than pursuant to a publicly announced plan or program the Trust received and accepted certain offers from shareholders to repurchase all of their existing shares and closed their accounts.


ITEM 5.   OTHER INFORMATION

    On May 14, 2005 the Annual meeting of the Shareolders of the Trust was held in Sacramento, California. The three trustees were re-elected:
Gregory E. Crissman, Benjamin A. Diaz and Joyce A. Marks.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            August 15, 2005                 Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            August 15, 2005                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee