Form 10QSB
period 2005-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2005-11-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2005

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2005: 24,367

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - September 30, 2005 ..................    3

              Income Statements - For the Three Months
                Ended September 30, 2005 and 2004 .................    4

              Income Statements - For the Nine Months
                Ended September 30, 2005 and 2004 .................    5

              Statements of Cash Flows - For the Nine Months
                Ended September 30, 2005 and 2004 .................    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    10

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                 September 30,
                                                                     2005
                                                                  -----------

                                        Assets
Investments:
  Real estate held for sale                                      $  5,884,176
  Notes receivable                                                  3,240,000
                                                                  -----------
                                                                    9,124,176


Cash and cash equivalents                                           2,478,302
Other assets                                                          189,320
                                                                  -----------
    Total assets                                                 $ 11,791,798
                                                                  ===========



                          Liabilities and Shareholders' Equity


Liabilities:
  Accounts payable and accrued expenses                          $     36,604
                                                                  -----------
    Total liabilities                                                  36,604

Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares                               24,479
  Additional paid-in capital                                       29,733,553
  Distributions in excess of cumulative
    net income                                                    (18,002,838)
                                                                  -----------
    Total shareholders' equity                                     11,755,194
                                                                  -----------

Total liabilities and shareholders' equity                       $ 11,791,798
                                                                  ===========









See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                   Income Statements
                                      (Unaudited)




                                                        Three Months Ended
                                                           September 30,
                                                         2005         2004
                                                      ----------   ----------

Revenues:
  Rent                                                $        0   $        0
  Interest                                                91,405       19,304
                                                      ----------   ----------
                                                          91,405       19,304
                                                      ----------   ----------
Expenses:
  Operating expenses                                           0            0
  Property taxes                                               0            0
  Property management fees                                     0            0
  Interest                                                     0          165
  Depreciation and amortization                              246          246
  General and administrative                              37,086       36,940
                                                      ----------   ----------
                                                          37,332       37,351
                                                      ----------   ----------
Income(loss)from continuing operations
  before discontinued operations                          54,073      (18,047)


Discontinued operations                                  (32,520)   1,324,560
                                                      ----------   ----------

Net income                                            $   21,553   $1,306,513
                                                      ==========   ==========


Earnings per share:
  Income(loss)from continuing operations              $     2.21   $    (0.72)
  Discontinued operations                                  (1.33)       52.86
                                                      ----------   ----------
  Net income per share                                $     0.88   $    52.14
                                                      ==========   ==========


Dividends per share                                   $    15.84   $    15.84
                                                      ==========   ==========







See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                   Income Statements
                                      (Unaudited)





                                                          Nine Months Ended
                                                            September 30,
                                                         2005         2004
                                                      ----------   ----------

Revenues:
  Rent                                                $        0   $        0
  Interest                                               189,130       24,804
                                                      ----------   ----------

                                                         189,130       24,804
                                                      ----------   ----------
Expenses:
  Operating expenses                                           0            0
  Property taxes                                               0            0
  Property management fees                                     0            0
  Interest                                                     0          165
  Depreciation and amortization                              738          738
  General and administrative                             138,804      160,773
                                                      ----------   ----------
                                                         139,542      161,676
                                                      ----------   ----------
Income(loss)from continuing operations
  before discontinued operations                          49,588     (136,872)


Discontinued operations                                1,585,873    1,388,804
                                                      ----------   ----------
Net income                                            $1,635,461   $1,251,932
                                                      ==========   ==========

Earnings per share:
  Income(loss)from continuing operations              $     2.02   $    (5.43)
  Discontinued operations                                  64.51        55.10
                                                      ----------   ----------
  Net income per share                                $    66.53   $    49.67
                                                      ==========   ==========

Dividends per share                                   $    47.52   $    47.52
                                                      ==========   ==========









See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)



                                                     Nine Months Ended
                                                       September 30,
                                                    2005          2004
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,635,461   $ 1,251,932
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                    56,785       259,557
    Discontinued operations                      (1,585,873)   (1,388,804)
    Decrease in other assets                         (4,311)     (177,371)
    Increase(decrease)in liabilities                 22,449        (4,609)
                                                 ----------    ----------
    Net cash provided by (used in) continuing
      operations                                    124,511       (59,295)

    Operating cash (used in) provided by
      discontinued operations                      (113,999)      135,820
                                                 ----------    ----------
    Net cash provided by operating activities        10,512        76,525
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of real estate               5,888,902     1,395,629
  Investment in notes receivable                 (2,850,000)     (390,000)
  Improvements to properties                              0       (99,192)
  Collections on notes receivable                         0        80,000
                                                 ----------    ----------
    Net cash provided by investing activities     3,038,902       986,437
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (162,165)     (346,763)
  Dividends paid                                 (1,167,694)   (1,200,146)
                                                 ----------    ----------
    Net cash used in financing activities        (1,329,859)   (1,546,909)
                                                 ----------    ----------
NET INCREASE(DECREASE)IN CASH                     1,719,555      (483,947)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    758,747     1,666,172
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 2,478,302   $ 1,182,225
                                                 ==========    ==========



See notes to financial statements.




        7                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

    1. In the opinion of the Trust, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2005, and the results of its operations and cash flows for the nine months ended September 30, 2005 and 2004.

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

    3. Discontinued Operations. The following is a summary of the Trust's (loss)income from discontinued operations for the three months and nine months ended September 30, 2005 and September 30, 2004, respectively.

                              For the three months   For the nine months
                              ended September 30,    ended September 30,
                              ---------------------  ----------------------
                                  2005        2004        2005        2004
                                  ----        ----        ----        ----
        Rent                 $   40,416  $  281,999  $  171,356  $  821,375
        Operating expenses       20,594      65,210      81,435     237,381
        Property taxes           32,905      48,040     102,036     149,755
        Property management
          fees                   13,200      13,200      39,600      39,600
        Depreciation and
          amortization            6,237      83,973      62,284     258,819
        Gain on sale of
          real estate                 0   1,252,984   1,699,872   1,252,984
                              ---------   ---------   ---------   ---------
       Discontinued
          operations         $  (32,520) $1,324,560  $1,585,873  $1,388,804
                              =========   =========   =========   =========


    4. Subsequent Event. In October 2005 the Trust made a $935,000 loan collateralized by a second deed of trust on 4350 Riverside Boulevard in Sacramento, California. The note bears interest at 10% per annum and is due on or before January 12, 2006.

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

    The Trust reports each individual property as a component for determining discontinued operations. The operating results of properties that are sold or classified as held for sale in the current period are reported as income from discontinued operations and their respective results of operations from prior periods are reclassified as income from discontinued operations. Properties that are classified as held for sale are shown on the balance sheet as real estate held for sale and no further depreciation is recognized on these properties. The operating results of real estate sold or held for sale and the gains or losses from real estate sold are included in discontinued operations on the income statement.


RESULTS OF OPERATIONS

    The Trust's income statements and statements of cash flows have been revised, pursuant to SFAS No. 144, from those originally reported for the three months and nine months ended September 30, 2004 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005 and 19401 Parthenia Street in Northridge, California that was classified as held for sale in May 2005. The revision had no impact on net income or net income per share for the three months or nine months ended September 30, 2004.

    Interest revenues increased in 2005 compared to 2004 due to higher average cash and notes receivable balances in 2005.

    In January 2005 the Trust sold 4350 Pell Drive in Sacramento, California for $5,888,902 in cash and realized a gain of $1,699,872. In July 2004 the Trust sold 50,000 square feet of land at 19401 Parthenia in Northridge, California for $1,395,629 in cash and realized a gain of $1,252,984.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust meets its liquidity requirements through cash in the bank, net cash provided by operating activities, proceeds from the sale of properties and collections on notes receivable. In late 2005 or early 2006, the Trust expects to receive proceeds from the sale of the larger part of 19401 Parthenia Street in Northridge, California.

    The Trust's capital requirements in 2005 will depend upon the dividends paid, the shares repurchased and the amount of improvements and renovations it makes to 19401 Parthenia Street in Northridge, California. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

    The Trust has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES

    The Trust has no contractual obligations or contingent liabilities.



ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to us to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

July 1, 2005
through
July 31, 2005             72        $ 450

August 1, 2005
through
August 31, 2005           12          450
                         ---        -----
Total                     84        $ 450
                         ===        =====

    Other than pursuant to a publicly announced plan or program the Trust received and accepted certain offers from shareholders to repurchase all of their existing shares and closed their accounts.


ITEM 5.   OTHER INFORMATION

    None.


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          November 14, 2005                 Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



          November 14, 2005                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee