Form 10-Q/A
period 2005-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-02-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2005

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                to
                                   --------------    --------------
    Commission file number 0-16508


                     USA REAL ESTATE INVESTMENT TRUST
       (Exact Name of Small Business Issuer as specified in its Charter)

      California                                     68-0420085
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

         One Scripps Drive, Suite #106, Sacramento, California 95825 (Address of registrant's principal executive offices) (Zip Code)

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

                                 EXPLANATORY NOTE


USA Real Estate Investment Trust ("the Trust") is filing this Amended Form 10-QSB/A ("Amended Form 10-QSB/A") to restate the Trust's Quarterly Report on Form 10-QSB ("Original Form 10-QSB") for the period ended March 31, 2005 as originally filed with the Securities and Exchange Commission on May 13, 2005.

The purpose of this amendment is to reflect the restatement of the Trust's previously issued statements of operations and statements of cash flows for the three months ended March 31, 2005 and 2004 and the notes related thereto. The information in the Amended Form 10-QSB/A is stated as of the date of the Original Form 10-QSB and does not reflect subsequent results, events or developments. Such subsequent results, events or developments include among others, the information and events subsequently described in the Trust's Forms 10-QSB and Forms 8-K. Concurrently with the filing of this Amended Form 10-QSB/A, the Trust is also filing an Amended Form 10-QSB/A for the quarterly period ended June 30, 2005.

The Trust's statements of operations and statements of cash flows have been restated from those originally reported for the three months ended March 31, 2005 and 2004 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005. These restatements had no impact on net income or net income per share for the three months ended March 31, 2005 and 2004 and subsequent periods.

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - March 31, 2005 ......................    4

              Statements of Operations - For the Three Months
                Ended March 31, 2005 and 2004, restated ...........    5

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2005 and 2004, restated ....    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    7



    Part II.  Other Information ...................................    9

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

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)





                                                        Three Months Ended
                                                             March 31,
                                                         2005         2004
                                                      ----------   ----------
                                                       Restated     Restated
                                                      ----------   ----------

Revenues:
  Rent                                                $   27,284   $   82,223
  Interest                                                15,777        2,750
                                                      ----------   ----------

                                                          43,061       84,973
                                                      ----------   ----------


Expenses:
  Operating expenses                                      28,906       47,203
  Property taxes                                          32,544       35,493
  Property management fees                                13,200       13,200
  Depreciation and amortization                           31,326       30,939
  General and administrative                              62,050       77,531
                                                      ----------   ----------
                                                         168,026      204,366
                                                      ----------   ----------

Loss from continuing operations
  before discontinued operations                        (124,965)    (119,393)


Discontinued operations                                1,746,771       64,474
                                                      ----------   ----------

Net income(loss)                                      $1,621,806   $  (54,919)
                                                      ==========   ==========


Earnings(loss)per share:
  Loss from continuing operations                     $    (5.06)  $    (4.71)
  Discontinued operations                                  70.72         2.54
                                                      ----------   ----------
  Net income(loss)per share                           $    65.66        (2.17)
                                                      ==========   ==========


Dividends per share                                   $    15.84   $    15.84
                                                      ==========   ==========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2005          2004
                                                 ----------    ----------
                                                  Restated      Restated
                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $ 1,621,806   $   (54,919)
                                                 ----------    ----------
  Adjustments to reconcile net income
  (loss)to net cash used in operating
  activities:
    Depreciation and amortization                    31,326        30,939
    Discontinued operations                      (1,746,771)      (64,474)
    Increase in other assets                        (50,984)     (240,229)
    Decrease in liabilities                         (12,983)      (36,483)
                                                 ----------    ----------
    Net cash used in continuing operations         (157,606)     (365,166)

    Operating cash provided by
      discontinued operations                        64,306       121,474
                                                 ----------    ----------
    Net cash used in operating activities           (93,300)     (243,692)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                5,888,902             0
  Improvements to properties                              0       (57,754)
                                                 ----------    ----------
  Net cash provided by(used in)
    investing activities                          5,888,902       (57,754)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                              (74,005)     (190,576)
  Dividends paid                                   (390,856)     (402,050)
                                                 ----------    ----------
  Net cash used in financing activities            (464,861)     (592,626)
                                                 ----------    ----------
  NET INCREASE(DECREASE)IN CASH                   5,330,741      (894,072)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    758,747     1,666,172
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 6,089,488   $   772,100
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

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2004 Form 10-KSB, which are incorporated herein by reference.

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

    3. Discontinued Operations. The following is a summary of the Trust's discontinued operations for the three months ended March 31, 2005 and 2004, respectively.

                                                   Three Months Ended
                                                         March 31,
                                                    2005          2004
                                                 ----------    ----------
        Rent                                     $   76,173    $  161,276
        Operating expenses                            7,874        24,438
        Property taxes                                3,993        15,364
        Depreciation and amortization                17,407        57,000
        Gain on sale of real estate               1,699,872             0
                                                  ---------     ---------
        Discontinued operations                  $1,746,771    $   64,474
                                                  =========     =========


    4. Subsequent Event. In April 2005, the Trust made a $2,060,000 loan collateralized by a second deed of trust on 5450 China Garden
        Road in Rocklin, California. The note bears interest at 10% per annum and is due on or before December 31, 2005.


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


RESULTS OF OPERATIONS

    The Trust's statements of operations and statements of cash flows have been restated from those originally reported for the three months ended March 31, 2005 and 2004 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005. These restatements had no impact on net income or net income per share for the three months ended March 31, 2005 or March 31, 2004.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



        February 14, 2006                   Gregory Crissman
       --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



        February 14, 2006                      Benjamin Diaz
       --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee