Form 10-Q/A
period 2005-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-02-14
CIK 803771

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

                                EXPLANATORY NOTE



USA Real Estate Investment Trust ("the Trust") is filing this Amended Form 10-QSB/A ("Amended Form 10-QSB/A") to restate the Trust's Quarterly Report on Form 10-QSB ("Original Form 10-QSB") for the period ended June 30, 2005 as originally filed with the Securities and Exchange Commission on August 15, 2005.

The purpose of this amendment is to reflect the restatement of the Trust's previously issued statements of operations and statements of cash flows for the six months ended June 30, 2005 and 2004 and the notes related thereto. The information in the Amended Form 10-QSB/A is stated as of the date of the Original Form 10-QSB and does not reflect subsequent results, events or developments. Such subsequent results, events or developments include among others, the information and events subsequently described in the Trust's Forms 10-QSB and Forms 8-K. Concurrently with the filing of this Amended Form 10-QSB/A, the Trust is also filing an Amended Form 10-QSB/A for the quarterly period ended March 31, 2005.

The Trust's statements of operations and statements of cash flows have been restated from those originally reported for the six months ended June 30, 2005 and 2004 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005 and 19401 Parthenia Street in Northridge, California that was classified as held for sale in May 2005. These restatements had no impact on net income or net income per share for the six months ended June 30, 2005 and 2004 and subsequent periods.

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - June 30, 2005 .......................    4

              Statements of Operations - For the Three Months
                Ended June 30, 2005 and 2004, restated ............    5

              Statements of Operations - For the Six Months
                Ended June 30, 2005 and 2004, restated ............    6

              Statements of Cash Flows - For the Six Months
                Ended June 30, 2005 and 2004, restated ............    7

              Notes to Financial Statements .......................    8

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................    10

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                   June 30,
                                                                     2005
                                                                  -----------
                                                                   Restated
                                                                  -----------


                                        Assets
Investments:
  Real estate held for sale                                      $  5,884,176
  Notes receivable                                                  2,450,000
                                                                  -----------
                                                                    8,334,176


Cash and cash equivalents                                           3,639,798
Other assets                                                          185,292
                                                                  -----------
    Total assets                                                 $ 12,159,266
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

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                         2005         2004
                                                      ----------   ----------
                                                       Restated     Restated
                                                      ----------   ----------

Revenues:
  Interest                                            $   81,948   $    2,750
                                                      ----------   ----------

Expenses:
  Depreciation and amortization                              246          246
  General and administrative                              39,668       46,302
                                                      ----------   ----------
                                                          39,914       46,548
                                                      ----------   ----------
Income(loss)from continuing operations                    42,034      (43,798)


Discontinued operations                                  (49,932)      44,136
                                                      ----------   ----------

Net(loss)income                                       $   (7,898)  $      338
                                                      ==========   ==========


Earnings(loss)per share:
  Income(loss)from continuing operations              $     1.71   $    (1.74)
  Discontinued operations                                  (2.03)        1.75
                                                      ----------   ----------
  Net(loss)income per share                           $    (0.32)  $     0.01
                                                      ==========   ==========


Dividends per share                                   $    15.84   $    15.84
                                                      ==========   ==========







See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)



                                                          Six Months Ended
                                                             June 30,
                                                         2005         2004
                                                      ----------   ----------
                                                       Restated     Restated
                                                      ----------   ----------

Revenues:
  Interest                                            $   97,725   $    5,500
                                                      ----------   ----------

Expenses:
  Depreciation and amortization                              492          492
  General and administrative                             101,718      123,833
                                                      ----------   ----------
                                                         102,210      124,325
                                                      ----------   ----------
Loss from continuing operations                           (4,485)    (118,825)
                                                      ----------   ----------

Discontinued operations                                1,618,393       64,244
                                                      ----------   ----------
Net income(loss)                                      $1,613,908   $  (54,581)
                                                      ==========   ==========

Earnings(loss)per share:
  Loss from continuing operations                     $    (0.18)  $    (4.70)
  Discontinued operations                                  65.70         2.54
                                                      ----------   ----------
  Net income(loss)per share                           $    65.52   $    (2.16)
                                                      ==========   ==========

Dividends per share                                   $    31.68   $    31.68
                                                      ==========   ==========

















See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    2005          2004
                                                 ----------    ----------
                                                  Restated      Restated
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                              $ 1,613,908   $   (54,581)
                                                 ----------    ----------
  Adjustments to reconcile net income
  (loss)to net cash used in operating
  activities:
    Depreciation and amortization                       492           492
    Discontinued operations                      (1,618,393)      (64,244)
    Increase in other assets                            (37)     (223,370)
    Decrease in liabilities                         (14,155)      (44,408)
                                                 ----------    ----------
    Net cash used in continuing operations          (18,185)     (386,111)

    Operating cash(used in)provided by
      discontinued operations                       (25,432)      239,090
                                                 ----------    ----------

    Net cash used in operating activities           (43,617)     (147,021)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                5,888,902             0
  Investment in notes receivable                 (2,060,000)            0
  Improvements to properties                              0       (90,710)
                                                 ----------    ----------
  NET CASH PROVIDED BY(USED IN)
    INVESTING ACTIVITIES                          3,828,902       (90,710)
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (124,293)     (250,514)
  Dividends paid                                   (779,941)     (802,133)
                                                 ----------    ----------
  Net cash used in financing activities            (904,234)   (1,052,647)
                                                 ----------    ----------
  NET INCREASE(DECREASE)IN CASH                   2,881,051    (1,290,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    758,747     1,666,172
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 3,639,798   $   375,794
                                                 ==========    ==========






See notes to financial statements.
        8                USA REAL ESTATE INVESTMENT TRUST
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

    3. Discontinued Operations. The following is a summary of the Trust's discontinued operations for the three months and six months ended June 30, 2005 and 2004, respectively.

                              For the three months    For the six months
                                  ended June 30,        ended June 30,
                              ---------------------  ----------------------
                                  2005        2004        2005        2004
                                  ----        ----        ----        ----
        Rent                 $   27,482  $  295,877  $  130,939  $  539,376
        Operating expenses       24,060     100,530      60,840     172,171
        Property taxes           32,594      50,858      69,131     101,715
        Property management
          fees                   13,200      13,200      26,400      26,400
        Depreciation and
          amortization            7,560      87,153      56,047     174,846
        Gain on sale of real
          estate                      0           0   1,699,872           0
                              ---------   ---------   ---------   ---------
        Discontinued
          operations         $  (49,932) $   44,136  $1,618,393  $   64,244
                              =========   =========   =========   =========


    4. Subsequent Event. In July 2005, the Trust made a $2,850,000 loan collateralized by a second deed of trust on 5450 China Garden Road in Rocklin, California. The note bears interest at 10% per annum and is due on or before December 31, 2005.

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


RESULTS OF OPERATIONS

    The Trust's statements of operations and statements of cash flows have been restated from those originally reported for the three months and six months ended June 30, 2005 and 2004 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005 and 19401 Parthenia Street in Northridge, California that was classified as held for sale in May 2005. These restatements had no impact on net income or net income per share for the three months or six months ended June 30, 2005.

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