Form 10KSB
period 2005-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-03-20
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB


/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                                 For the fiscal year ended:  December 31, 2005
                                                            __________________
                                      OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from: _____to______

                                 Commission file number:        0-16508
                                                         _____________________

                      USA REAL ESTATE INVESTMENT TRUST
______________________________________________________________________________
               (Name of small business issuer in its charter)

          California                                   68-0109347
______________________________________    ____________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Scripps Drive, Suite 106, Sacramento, California          95825-7684
_____________________________________________________    _____________________
      (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (916)761-4992
                          ______________________________________

Securities registered under Section 12(b)of the Exchange Act:

        Title of each class           Name of each exchange on which registered

                None
__________________________________    ________________________________________

__________________________________    ________________________________________

Securities registered under Section 12(g)of the Exchange Act:

                         Shares of Beneficial Interests
______________________________________________________________________________
                                 (Title of class)

______________________________________________________________________________
                                 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                                                           / /

     Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
                                                                  /X/Yes / /No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                           /X/

     Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).
                                                                  / /Yes /X/No

     State issuer's revenues for its most recent fiscal year. The Trust's revenues for the year ended December 31, 2005 were $305,020.

     State the aggregate market value of the voting common equity held by nonaffiliates. The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2005, was $11,156,764. This calculation is based on the book value because there is no active public trading market for the shares.


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of beneficial interest outstanding at February 28, 2006 was 23,764.


     Documents Incorporated by Reference:  None


     Transitional Small Business Disclosure Format (Check one):   / /Yes /X/No

                         USA REAL ESTATE INVESTMENT TRUST
                                  Table of Contents


                                                                      Page
    PART I.

              ITEM 1.   Business ...................................    4
              ITEM 2.   Description of Properties ..................    7
              ITEM 3.   Legal Proceedings ..........................    7
              ITEM 4.   Submission of Matters to a Vote
                          of Security Holders ......................    7

    PART II.

              ITEM 5.   Market for the Common Equity and
                          Related Shareholder Matters ..............    8
              ITEM 6.   Management's Discussion and Analysis .......    8
              ITEM 7.   Financial Statements .......................    10
              ITEM 8.   Changes in and Disagreements with
                          Accountants on Accounting and
                          Financial Disclosure .....................    18
              ITEM 8A.  Controls and Procedures ....................    18
              ITEM 8B.  Other Information ..........................    18

    PART III.

              ITEM 9.   Directors, Executive Officers, Promoters
                          and Control Persons; Compliance with
                          Section 16(a) of the Exchange Act ........    18
              ITEM 10.  Executive Compensation .....................    20
              ITEM 11.  Security Ownership of Certain
                          Beneficial Owners and Management
                          and Related Shareholder Matters ..........    20
              ITEM 12.  Certain Relationships and
                          Related Transactions .....................    21
              ITEM 13.  Exhibits ...................................    21
              ITEM 14.  Principal Accountant Fees and Services .....    22



















        4                         PART I.

                        Forward-Looking Statements

     This Annual Report on Form 10-KSB, together with other statements and information publicly disseminated by USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which the Trust operates; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in the Trust's credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain the Trust's status as a real estate investment trust("REIT")for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-KSB and, from time to time, in the other reports the Trust files with the Securities and Exchange Commission or in other documents that the Trust publicly disseminates. The Trust undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.



ITEM 1.  BUSINESS.

GENERAL

     The Trust is a California business trust that was formed on October 7, 1986, for the primary purpose of engaging in the business of acquiring, owning, operating and financing real estate investments. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest ("shares").

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

     The Trust has operated and intends to continue to operate in a manner intended to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). A qualified REIT is relieved, in part, from federal income taxes on ordinary income and capital gains distributed to its shareholders. State tax benefits also may accrue to a qualified REIT. Pursuant to Code requirements, the Trust distributes to its shareholders at least 90 percent of its taxable income and 100 percent of the net capital gain from the sale of Trust properties.

     The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust. The Trust may also be terminated at any time by the majority vote or written consent of shareholders.

     The office of the Trust is located at One Scripps Drive, Suite 106, in Sacramento, California.


INVESTMENT OBJECTIVES

     The Trust seeks to invest in real estate investments.

     At December 31, 2005, the Trust owned and managed one real property and held three promissory notes collateralized by real property in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.


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


ITEM 2.  DESCRIPTION OF PROPERTIES.

     At December 31, 2005, the Trust owned one real property. The real property, 19401 Parthenia Street in Northridge, California ("Parthenia"), is 60 percent occupied under month-to-month tenancies at rates the Trust considers appropriate in the circumstances. Parthenia is subject to a contract of sale which the Trust anticipates will close in 2006 subject to certain contingencies. In order to lease the vacant portion of Parthenia at normal competitive rates, substantial and costly renovation would be required. Because Parthenia is about to be sold the Trust decided not to undertake such renovation at the present time.

     Title insurance and liability insurance in amounts deemed appropriate by the Trust have been obtained for the property referred to above. The Trust does not carry property damage, flood or earthquake insurance on said property.

     For additional information concerning the aforesaid investments, see Notes 1,2,3 and 4 of the Notes to Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.












        8                      PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest, par value $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992. Since 1995 the Trust has repurchased 10,904 shares from 10,076 shareholders at a cost of $5,211,829. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts. As of December 31, 2005, the Trust had 23,909 shares outstanding to 2,691 shareholders of record.

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

     The Trust reports each individual property as a component for determining discontinued operations. The operating results of properties that are sold or classified as held for sale in the current period are reported as income from discontinued operations and their respective results of operations from prior periods are reclassified as discontinued operations. Properties that are classified as held for sale are shown on the balance sheet as real estate held for sale and no further depreciation is recognized on these properties. The operating results of real estate sold or held for sale and the gains or losses from real estate sold are included in discontinued operations on the statements of income.

RESULTS OF OPERATIONS

      Interest revenues increased in 2005 compared to 2004 primarily because the Trust used the proceeds from the sale of 4350 Pell Drive in Sacramento, California to invest in promissory notes and interest-bearing bank accounts.

     The operating results of 4350 Pell Drive in Sacramento, California that was sold during 2005 and the operating results of 19401 Parthenia Street in Northridge, California that was classified as held for sale during 2005 were reported as discontinued operations in 2005 and their respective 2004 operations were reclassified to discontinued operations. These classifications and reclassifications had no impact on net income or net income per share for 2005 or 2004. For additional information about discontinued operations, see Note 4 of the Notes to Financial Statements.

     In 2005 the Trust sold 4350 Pell Drive in Sacramento, California for $5,888,902. This sale resulted in a $1,699,872 gain on sale of real estate that was included in 2005 discontinued operations. In 2004 the Trust sold 50,000 square feet of land at 19401 Parthenia Street in Northridge, California for $1,395,629. This sale resulted in a $1,252,984 gain on sale of real estate that was included in 2004 discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Trust has entered into a contract for the sale of 19401 Parthenia Street in Northridge, California. This sale is expected to close in 2006. If the sale does not close by May 31, 2006 the Trust will consider reducing the next quarterly dividend.

     At December 31, 2005, the Trust held three promissory notes totaling $4,175,000. A $2,850,000 promissory note that was payable on December 31, 2005 was not paid on that date and the maturity date has been extended to May 31, 2006. A $935,000 promissory note that was payable on January 12, 2006, was paid on March 15, 2006. A $390,000 promissory note that was due on January 12, 2006, was not paid on that date and has been extended to April 30, 2006.

     The Trust's capital requirements in 2006 will depend upon what real estate investments the Trust makes, the dividends paid and the number of shares that might be repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2006.

IMPACT OF INFLATION

     The Trust's operations have not been materially affected by inflation. The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

NEW ACCOUNTING PRONOUNCEMENTS

     On June 7, 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods' financial statements unless it would be impractical to do so. SFAS No. 154 supercedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period's net income the cummulative effect of the change. SFAS No. 154 also makes a distinction between "retrospective application" of a change in accounting principle and the "restatement" of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Trust does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                         Page

         Report of Independent Registered Public Accounting Firm ...       11

         Balance Sheet
           As of December 31, 2005 .................................       12

         Statements of Income
           Years Ended December 31, 2005 and 2004 (Restated) .......       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2005 and 2004 ..................       14

         Statements of Cash Flows
           Years Ended December 31, 2005 and 2004 (Restated) .......       15

         Notes to Financial Statements .............................       16

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Trustees of
USA Real Estate Investment Trust




We have audited the accompanying balance sheet of USA Real Estate Investment Trust as of December 31, 2005 and the related statements of income, changes in shareholders' equity, and cash flows for each of the two years in the periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2005 and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, USA Real Estate Investment Trust has restated its financial statements for the year ended December 31, 2004 to correct its reporting for discontinued operations.

Perry-Smith LLP





Sacramento, California
March 2, 2006

                        USA REAL ESTATE INVESTMENT TRUST
                                 Balance Sheet


                                                          December 31,
                                                             2005
                                                          -----------
                                    ASSETS

Real estate held for sale                                $  5,884,176
Notes receivable                                            4,175,000
                                                           ----------
                                                           10,059,176



Cash                                                        1,000,257
Other assets                                                  222,331
                                                          -----------
    Total assets                                         $ 11,281,764
                                                          ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deferred income                                        $    125,000
                                                          -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; authorized 62,500 shares;
    23,909 shares outstanding                                  23,909
  Additional paid-in capital                               29,477,663
  Distributions in excess of net income                   (18,344,808)
                                                          -----------
    Total shareholders' equity                             11,156,764
                                                          -----------

    Total liabilities and shareholders' equity           $ 11,281,764
                                                          ===========















See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                       Years Ended December 31, 2005 and 2004




                                                         2005         2004
                                                     -----------  -----------
                                                                    Restated
                                                     -----------  -----------

Revenues:
  Interest                                           $   305,020  $    34,554
                                                     -----------  -----------

Expenses:
  Depreciation and amortization                      $     1,853  $       984
  General and administrative                             174,022      185,340
                                                     -----------  -----------

                                                         175,875      186,324
                                                     -----------  -----------

Income(loss)from continuing operations
  before discontinued operations                         129,145     (151,770)


Discontinued operations                                1,543,071    1,429,144
                                                     -----------  -----------


Net income                                           $ 1,672,216  $ 1,277,374
                                                     ===========  ===========


Earnings(loss)per share:
  Income(loss)from continuing operations             $      5.28   $    (6.04)
  Discontinued operations                                  63.12        56.89
                                                     -----------  -----------
  Net income per share                               $     68.40   $    50.85
                                                     ===========  ===========

Dividends per share                                  $     63.36  $     63.36
                                                     ===========  ===========




See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                    Years Ended December 31, 2005 and 2004



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

January 1,
2004              25,684   $  25,684  $30,274,345  $(18,154,372) $12,145,657

Repurchases
  of shares         (844)       (844)    (378,988)                  (379,832)

Net income                                            1,277,374    1,277,374

Distributions                                        (1,593,607)  (1,593,607)
               ---------   ---------   ----------   -----------   ----------
December 31,
2004              24,840  $   24,840  $29,895,357  $(18,470,605) $11,449,592

Repurchases
  of shares         (931)       (931)    (417,694)                  (418,625)

Net income                                            1,672,216    1,672,216

Distributions                                        (1,546,419)  (1,546,419)
               ---------   ---------   ----------   -----------   ----------
December 31,
2005              23,909  $   23,909  $29,477,663  $ 18,344,808  $11,156,764
               =========   =========   ==========   ===========   ==========


















See notes to financial statements.



        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2005 and 2004


                                                         2005        2004
                                                     ----------   ----------
                                                                   Restated
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,672,216  $ 1,277,374
                                                     ----------   ----------
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                                          1,853          984
    Discontinued operations                          (1,543,071)  (1,429,144)
  Changes in operating assets and liabilities:
    Decrease(increase)in other assets                    17,610     (230,375)
    Decrease in liabilities                             (14,155)     (52,130)
                                                     ----------   ----------
    Net cash provided by (used in)
      continuing operations                             134,453     (433,291)

    Operating cash(used in)provided by
      discontinued operations                          (156,801)     512,868
                                                     ----------   ----------
    Net cash(used in)provided by
      operating activities                              (22,348)      79,577

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in notes receivable                     (3,785,000)    (390,000)
  Collections on notes receivable                             0       80,000
  Improvements to properties                                  0      (99,192)
  Proceeds from sale of properties                    5,888,902    1,395,629
  Deposits under sales agreement                        125,000            0
                                                     ----------   ----------
    Net cash provided by investing
      activities                                      2,228,902      986,437
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                                 (418,625)    (379,832)
  Dividends paid                                     (1,546,419)  (1,593,607)
                                                     ----------   ----------
    Net cash used in financing activities            (1,965,044)  (1,973,439)
                                                     ----------   ----------
    NET INCREASE(DECREASE)IN CASH                       241,510     (907,425)

CASH AT BEGINNING OF PERIOD                             758,747    1,666,172
                                                     ----------   ----------
CASH AT END OF PERIOD                               $ 1,000,257  $   758,747
                                                     ==========   ==========






See notes to financial statements.

        16               USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL: USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986. The Trust commenced operations on October 19,1987, upon the sale of the minimum offering amount of shares of beneficial interest. The Trust is a self-administered, self-managed, real estate investment trust.

    RECLASSIFICATION: Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation. All rent, operating expenses, property taxes, property management fees, gain on sale of properties and depreciation and amortization on rental properties on the statement of income for the year ended December 31, 2004 have been reclassified to discontinued operations.

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

     The Trust reports each individual property as a component for determining discontinued operations. The operating results of properties that are sold or classified as held for sale in the current period are reported as discontinued operations and their respective results of operations from prior periods are reclassified as discontinued operations. Properties that are classified as held for sale are shown on the balance sheet as real estate held for sale and no further depreciation is recognized on these properties. The operating results of real estate sold or held for sale and the gains or losses from real estate sold are included in discontinued operations on the statements of income.

    Property improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation of buildings and capital improvements is computed using the straight-line method over five to forty years.

    CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The Trust's property and the collateral for its notes receivable are all located in California. The Trust maintains cash balances in excess of Federal Deposit Insurance Corporation insurable limits.

    LEASING COSTS AND LOAN COSTS: Costs incurred in obtaining leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining loans are amortized on the straight-line method (which approximates the effective-interest method) over the terms of the related debt.

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

    Interest income is accrued on the outstanding principal amounts of the promissory notes.

    Sales of real estate are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement.

    INCOME TAXES: The Trust has elected to be taxed as a real estate investment trust. Accordingly, the Trust does not pay income tax on income because income distributed to shareholders is at least equal to the greater of 90 percent of its taxable income or 100 percent of its capital gains.

    NET INCOME PER SHARE: Net income per share is computed based on the weighted-average number of shares of 24,448 and 25,119 during 2005 and 2004, respectively.

2.  NOTES RECEIVABLE

    At December 31, 2005, the Trust held three promissory notes totaling $4,175,000. All three promissory notes bear interest at 10 percent per annum and are collateralized by properties in California. A $2,850,000 promissory note that was payable on December 31, 2005 was not paid on that date and the maturity date has been extended to May 31, 2006. A $935,000 promissory note that was payable on January 12, 2006, was paid on March 15, 2006. A $390,000 promissory note that was due on January 12, 2006, was not paid on that date and has been extended to April 30, 2006.

    The fair market value of the notes approximated their carrying value at December 31, 2005 due to the short-term nature of the notes.

3.  DISTRIBUTIONS

    For federal income tax purposes: 27 percent of the distributions paid in 2005 were nontaxable and 73 percent were capital gains, and 6 percent of the distributions paid in 2004 were ordinary income, 15 percent were nontaxable, and 79 percent were capital gains.

4.  RESTATEMENT AND DISCONTINUED OPERATIONS

    The Trust restated its statement of income for the year ended December 31, 2004 to correct its reporting for the discontinued operations of 4350 Pell Drive in Sacramento, California whose results of operations should have been reclassified as discontinued operations in August 2004 when the Trust agreed to sell said property under a no-contingency sales agreement.

    19401 Parthenia Street in Northridge, California was reclassified as discontinued operations in May 2005 when the potential buyer obtained certain approvals, which the Trust believes will result in the property being sold within twelve months.

    The operating results of 4350 Pell Drive in Sacramento, California that was sold during 2005 and the operating results of 19401 Parthenia Street in Northridge, California that was classified as held for sale during 2005 were reported as discontinued operations in 2005 and their respective 2004 operations were reclassified as discontinued operations. These classifications and reclassifications had no impact on net income or net income per share for 2005 or 2004.

    The following is a summary of the Trust's discontinued operations for the years ended December 31:
                                                2005           2004
                                            ----------      ----------
                                                             Restated
                                            ----------      ----------
Rent                                        $  205,106      $1,067,239
Operating expenses                             102,749         291,825
Property taxes                                 139,370         209,746
Property management fees                        52,800          52,800
Depreciation and amortization                   66,988         336,708
Gain on sale of real estate                  1,699,872       1,252,984
                                            ----------      ----------
Discontinued operations                     $1,543,071      $1,429,144
                                            ==========      ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures. Based on that evaluation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2005. Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION.

          None.

                                 PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The Trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       54       1986      Trustee and Chairman,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer
        Benjamin A. Diaz          72       1988      Trustee and Secretary
        Joyce A. Marks            71       1986      Trustee


     The following is a brief description of the background and business experience of each Trustee.

     GREGORY E. CRISSMAN. Mr. Crissman is the Chairman, Chief Executive Officer and Chief Financial Officer of the Trust. He has over 20 years of experience in real estate, accounting, auditing, and taxation. He also served as Chairman of the Board of California Real Estate Investment Trust, a New York Stock Exchange listed real estate investment trust, and was its Chief Financial Officer from 1989 until 1993. Mr. Crissman was an Executive Vice President of B&B Property Investment, Development and Management Company, Inc. ("B&B") from 1983 until 1990 and from 1992 until 1993. In addition, Mr. Crissman was a director of B&B and was President of B&B from 1990 until 1992. From 1976 to 1979, Mr. Crissman worked at Bowman & Company, an accounting firm in Stockton, California. In 1976 Mr. Crissman received his BS degree with honors from the California State University at Sacramento and is a Certified Public Accountant. Mr. Crissman is also a member of the American Institute of Certified Public Accountants.

     BENJAMIN A. DIAZ. Mr. Diaz is the Secretary of the Trust. Mr. Diaz is a retired judge of the Superior Court of California. He served as a judge of the Sacramento County Superior Court from April 1976 to May
1986. He has engaged in private practice in Sacramento, California, as a partner in the law firm of Grossfield and Diaz from June 1986 to September 1987 and in the law firm of Diaz & Gebers, specializing in real estate transactions, general practice, litigation, business law, and personal injury matters from October 1987 to December 1991. From January 1992 to the present, Judge Diaz has been engaged in pro tem judging, arbitration, mediation and consulting services. Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law, Sacramento, California in 1966. Prior to serving on the bench, Mr. Diaz had extensive tax and auditing experience with the State of California Franchise Tax Board, dealing with large corporate unitary tax audits, and with the California State Board of Equalization.

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


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

     During 2005, the Trust was a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Executive Officer, Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2005, none of the Trust's officers received compensation in excess of $65,175.

                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2005    $52,800      $65,175 (1)     None

(1) Includes fees for each meeting of the Trustees attended for a total of $12,375.


COMPENSATION OF TRUSTEES

     Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2005 except Gregory E. Crissman who received compensation as an officer for work performed. The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compensation. The Trustees have authority to establish committees and to compensate members as appropriate for their service. During 2005, the Trustees had nine regular meetings. All Trustees attended all meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     The following table sets forth as of December 31, 2005, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:

                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell

3187-D Airway Avenue
Costa Mesa, California  92626                          1,953           8.1685

Gregory E. Crissman, Chairman,
  Chief Executive Officer,
  Chief Financial Officer and Trustee                     46           0.1924

3609 Kakul Street
Clearlake, California 95422

All Trustees and officers as a group                      46           0.1924


     During 2005, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or Trustee failed to file such a required report on a timely basis.


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.


     The following table represents aggregate fees billed to the Trust for 2005 and 2004 by Perry-Smith LLP, the Trust's principal accounting firm.

                                              2005           2004
                                              ----           ----

          Audit Fees                       $ 30,945       $ 31,230
          Audit Related Fees                      0            310
          Tax Fees                                0          2,530
                                             ------         ------
                                           $ 30,945       $ 34,070
                                             ======         ======

     Pre-Approval Policy for Accounting Services. In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees. The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees. The Audit Committee and the Trustees approved the audit and tax services and fees provided by the independent auditor during 2005 and 2004.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated: March 20, 2006               USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chairman, Chief Executive
                                              Officer and Chief Financial
                                              Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated: March 20, 2006                     Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Trustee



     Dated: March 20, 2006                       Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated: March 20, 2006                        Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee