Form 10QSB
period 2006-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-05-05
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2006

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


    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/x/ No/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes/ / No/x/

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2006: 23,764

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - March 31, 2006 ......................    3

              Statements of Income - For the Three Months
                Ended March 31, 2006 and 2005 (Restated) ..........    4

              Statements of Cash Flows - For the Three
                Months Ended March 31, 2006 and 2005 (Restated) ...    5

              Notes to Financial Statements .......................    6

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    6



    Part II.  Other Information ...................................    8

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)


                                                                   March 31,
                                                                     2006
                                                                  -----------
                                        Assets
Investments:
  Real estate held for sale                                      $  5,884,176
  Note receivable                                                   3,190,000
                                                                  -----------
                                                                    9,074,176


Cash                                                                1,540,237
Other assets                                                          232,958
                                                                  -----------
    Total assets                                                 $ 10,847,371
                                                                  ===========

                       Liabilities and Shareholders' Equity

Liabilities:
  Deferred income                                                $    125,000
  Accounts payable                                                      4,750
                                                                  -----------
    Total liabilities                                                 129,750
                                                                  -----------
Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; authorized 62,500; 23,764
    shares outstanding.                                                23,764
  Additional paid-in capital                                       29,412,459
  Distributions in excess of cummulative
    net income                                                    (18,718,602)
                                                                  -----------
    Total shareholders' equity                                     10,717,621
                                                                  -----------
    Total liabilities and shareholders' equity                   $ 10,847,371
                                                                  ===========













See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Income
                                      (Unaudited)





                                                        Three Months Ended
                                                             March 31,
                                                         2006         2005
                                                      ----------   ----------
                                                                    Restated
                                                      ----------   ----------

Revenues:
  Interest                                            $  111,015   $   15,777


Expenses:
  Depreciation and amortization                                0          246
  General and administrative                              61,902       62,050
                                                      ----------   ----------
                                                          61,092       62,296
                                                      ----------   ----------

Income(loss)from continuing operations
  before discontinued operations                          49,113      (46,519)


Discontinued operations                                  (46,482)   1,668,325
                                                      ----------   ----------

Net income                                            $    2,631   $1,621,806
                                                      ==========   ==========


Earnings(loss)per share:
  Income(loss)from continuing operations              $     2.06  $    (1.88)
  Discontinued operations                                  (1.95)      67.54
                                                      ----------   ----------
  Net income per share                                $     0.11        65.66
                                                      ==========   ==========


Dividends per share                                   $    15.84   $    15.84
                                                      ==========   ==========


See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)


                                                   Three Months Ended
                                                         March 31,
                                                    2006          2005
                                                 ----------    ----------
                                                                Restated
                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $     2,631   $ 1,621,806
                                                 ----------    ----------
  Adjustments to reconcile net income
    to net cash used in operating
  activities:
    Depreciation and amortization                         0           246
    Discontinued operations                          46,482    (1,668,325)
    Increase in other assets                        (10,627)      (50,984)
    Increase(decrease)in liabilities                  4,750       (12,983)
                                                 ----------    ----------
    Net cash provided by (used in)
      continuing operations                          43,236      (110,240)

    Operating cash(used in)provided by
      discontinued operations                       (46,482)       16,940
                                                 ----------    ----------
    Net cash used in operating activities            (3,246)      (93,300)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                        0     5,888,902
  Collections of notes receivable                   985,000             0
                                                 ----------    ----------
  Net cash provided by
    investing activities                            985,000     5,888,902
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                              (65,349)      (74,005)
  Dividends paid                                   (376,425)     (390,856)
                                                 ----------    ----------
  Net cash used in financing activities            (441,774)     (464,861)
                                                 ----------    ----------
  NET INCREASE IN CASH                              539,980     5,330,741

CASH AT BEGINNING OF PERIOD                       1,000,257       758,747
                                                 ----------    ----------
CASH AT END OF PERIOD                           $ 1,540,237   $ 6,089,488
                                                 ==========    ==========






See notes to financial statements.

                         USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements


    1. General. USA Real Estate Investment Trust is a self-administered, self-managed, real estate investment trust.

        The financial statements of the Trust were prepared from the books and records of the Trust without audit and in the opinion of management contain all adjustments (consisting only of normal recurring accruals) necessary to present the Trust's financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Trust's 2005 Form 10-KSB.

    3. Discontinued Operations. The Trust reports each individual property as a component for determining discontinued operations. The operating results of 4350 Pell Drive in Sacramento, California that was sold in January 2005 were reported as discontinued operations for the three months ended March 31, 2005. The operating results of 19401
        Parthenia Street in Northridge, California that was classified as held for sale in May 2005 were reported as discontinued operations for the three months ended March 31, 2006 and 2005. The following is a summary of the Trust's discontinued operations for the three months ended March 31, 2006 and 2005:

                                                   Three Months Ended
                                                         March 31,
                                                    2006          2005
                                                 ----------    ----------
                                                                Restated
                                                 ----------    ----------
        Rent                                     $   27,083    $  103,457
        Operating expenses                           27,946        36,780
        Property taxes                               32,419        36,537
        Property management fees                     13,200        13,200
        Depreciation and amortization                     0        48,487
        Gain on sale of real estate                       0     1,699,872
                                                  ---------     ---------
        Discontinued operations                  $  (46,482)   $1,668,325
                                                  =========     =========




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


RESULTS OF OPERATIONS

    Interest revenues increased in 2006 compared to 2005 due to higher average notes receivable balances.

    In January 2005, the Trust realized a $1,699,872 gain on the sale of 4350 Pell Drive in Sacramento, California. The sales proceeds of $5,888,902 were received in cash. Both the gain and the operating results of 4350 Pell Drive in Sacramento, California were included in discontinued operations for the three months ended March 31, 2005.

    The operating results of 19401 Parthenia Street in Northridge, California that were classified as held for sale in May 2005 were included in discontinued operations for the three months ended March 31, 2006 and 2005.

    Neither of these classifications or reclassifications had any impact on net income or net income per share.


LIQUIDITY AND CAPITAL RESOURCES

    The Trust has entered into a contract for the sale of 19401 Parthenia Street in Northridge, California. On April 20, 2006, the potential buyers paid the Trust $25,000 for an option to extend the closing date to not later than December 15, 2006. This sale is expected to close in 2006. If the sale does not close by May 31, 2006 the Trust will consider reducing the next quarterly dividend.

    During the three months ended March 31, 2006, the Trust extended the maturity date on a $2,850,000 promissory note that was payable on December 31, 2005, but not paid on that date to May 31, 2006; collected a $935,000 promissory note that was payable on January 12, 2006; and collected $50,000 on a $390,000 promissory note that was payable on January 12, 2006, but not paid on that date and extended its maturity date to April 30, 2006.

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


PART II.  OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.


                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

February 1, 2006
through
February 28, 2006        145        $ 450
                         ---        -----
Total                    145        $ 450
                         ===        =====


    Other than pursuant to a publicly announced plan or program, the Trust received and accepted certain offers from shareholders to repurchase all of their existing shares and closed their accounts.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 5, 2006                     Gregory Crissman
       --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 5, 2006                        Benjamin Diaz
       --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee