Form 10QSB
period 2006-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-08-14
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2006

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2006: 23,573

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                        USA REAL ESTATE INVESTMENT TRUST
                                      Index




    Part I.   Financial Information

              Balance Sheet - June 30, 2006 .......................    3

              Statements of Operations - For the Three Months
                Ended June 30, 2006 and 2005, restated ............    4

              Statements of Income - For the Six Months
                Ended June 30, 2006 and 2005, restated ............    5

              Statements of Cash Flows - For the Six Months
                Ended June 30, 2006 and 2005, restated ............    6

              Notes to Financial Statements .......................    7

              Management's Discussion and Analysis of the
                Financial Condition and Results of Operations .....    8



    Part II.  Other Information ...................................   10

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                   June 30,
                                                                     2006
                                                                  -----------



                                        Assets
Investments:
  Real estate held for sale                                      $  5,884,176
  Notes receivable                                                  2,850,000
                                                                  -----------
                                                                    8,734,176


Cash and cash equivalents                                           1,734,151
Other assets                                                          200,862
                                                                  -----------
    Total assets                                                 $ 10,669,189
                                                                  ===========



                        Liabilities and Shareholders' Equity


Liabilities:
  Deferred income                                                $    215,000


Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 a share; authorized 62,500 shares;
    23,577 shares outstanding                                          23,577
  Additional paid-in capital                                       29,328,305
  Distributions in excess of cumulative
    net income                                                    (18,897,693)
                                                                  -----------
    Total shareholders' equity                                     10,454,189
                                                                  -----------

    Total liabilities and shareholders' equity                   $ 10,669,189
                                                                  ===========







See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                               Statements of Operations
                                      (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                         2006         2005
                                                      ----------   ----------
                                                                    Restated
                                                      ----------   ----------

Revenues:
  Interest                                            $   87,864   $   81,948
                                                      ----------   ----------

Expenses:
  Depreciation and amortization                                0          246
  General and administrative                              35,204       39,668
                                                      ----------   ----------
                                                          35,204       39,914
                                                      ----------   ----------
Income from continuing operations                         52,660       42,034


Discontinued operations                                  (43,539)     (49,932)
                                                      ----------   ----------

Net income(loss)                                       $   9,121   $   (7,898)
                                                      ==========   ==========


Earnings(loss)per share:
  Income from continuing operations                   $     2.22   $     1.71
  Discontinued operations                                  (1.84)       (2.03)
                                                      ----------   ----------
  Net income(loss)per share                           $     0.38   $    (0.32)
                                                      ==========   ==========


Dividends per share                                   $     7.92   $    15.84
                                                      ==========   ==========







See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)



                                                          Six Months Ended
                                                             June 30,
                                                         2006         2005
                                                      ----------   ----------
                                                                    Restated
                                                      ----------   ----------

Revenues:
  Interest                                            $  198,879   $   97,725
                                                      ----------   ----------

Expenses:
  Depreciation and amortization                                0          492
  General and administrative                              91,106      101,718
                                                      ----------   ----------
                                                          97,106      102,210
                                                      ----------   ----------
Income(loss)from continuing operations                   101,773       (4,485)
                                                      ----------   ----------

Discontinued operations                                  (90,021)   1,618,393
                                                      ----------   ----------
Net income                                            $   11,752   $1,613,908
                                                      ==========   ==========

Earnings per share:
  Income(loss)from continuing operations              $     4.28   $    (0.18)
  Discontinued operations                                  (3.79)       65.70
                                                      ----------   ----------
  Net income per share                                $     0.49   $    65.52
                                                      ==========   ==========

Dividends per share                                   $    23.76   $    31.68
                                                      ==========   ==========

















See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    2006          2005
                                                 ----------    ----------
                                                                Restated
                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    11,752   $ 1,613,908
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization                         0           492
    Discontinued operations                          90,021    (1,618,393)
    Decrease(increase)in other assets                21,469           (37)
    Decrease in liabilities                               0       (14,155)
                                                 ----------    ----------
    Net cash provided by (used in)
      continuing operations                         123,242       (18,185)

    Operating cash used in
      discontinued operations                       (90,021)      (25,432)
                                                 ----------    ----------

    Net cash provided by (used in)
      operating activities                           33,221       (43,617)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                        0     5,888,902
  Collections on notes receivable                 1,325,000             0
  Investment in notes receivable                          0    (2,060,000)
  Deposits under sales agreement                     90,000             0
                                                 ----------    ----------
  Net cash provided by investing activities       1,415,000     3,828,902
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (149,690)     (124,293)
  Dividends paid                                   (564,637)     (779,941)
                                                 ----------    ----------
  Net cash used in financing activities            (714,327)   (1,052,647)
                                                 ----------    ----------
  NET INCREASE IN CASH                              733,894     2,881,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,000,257       758,747
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,734,151   $ 3,639,798
                                                 ==========    ==========





See notes to financial statements.
        7                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

    1. In the opinion of USA Real Estate Investment Trust (the "Trust"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2006, and the results of its operations and cash flows for the periods presented.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2005 Form 10-KSB, which are incorporated herein by reference.

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

    3. Discontinued Operations. The following is a summary of the Trust's discontinued operations for the three months and six months ended June 30, 2006 and 2005, respectively.

                              For the three months    For the six months
                                  ended June 30,        ended June 30,
                              ---------------------  ----------------------
                                 2006        2005        2006        2005
                                           Restated                Restated
                               --------    --------    --------    --------
        Rent                 $   29,083  $   27,482  $   55,166  $  130,939
        Operating expenses       26,003      24,060      53,949      60,840
        Property taxes           32,419      32,594      64,838      69,131
        Property management
          fees                   13,200      13,200      26,400      26,400
        Depreciation and
          amortization                0       7,560           0      56,047
        Gain on sale of real
          estate                      0           0           0   1,699,872
                              ---------   ---------   ---------   ---------
        Discontinued
          operations         $  (43,539) $  (49,932) $  (90,021) $1,168,393
                              =========   =========   =========   =========

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

    The Trust reports each individual property as a component for determining discontinued operations. The operating results of properties that are sold or classified as held for sale in the current period are reported as income from discontinued operations and their respective results of operations from prior periods are reclassified as income (loss) from discontinued operations. Properties that are classified as held for sale are shown on the balance sheet as real estate held for sale and no further depreciation is recognized on these properties. The operating results of real estate sold or held for sale and the gains or losses from real estate sold are included in discontinued operations on the income statement.


RESULTS OF OPERATIONS

    The Trust's statements of operations and statements of cash flows have been restated from those originally reported for the three months and six months ended June 30, 2005 to separately reflect the results of discontinued operations of 4350 Pell Drive in Sacramento, California that was sold in January 2005 and 19401 Parthenia Street in Northridge, California that was classified as held for sale in May 2005. These restatements had no impact on net income or net income per share for the three months or six months ended June 30, 2006.

    In January 2005, the Trust sold 4350 Pell Drive in Sacramento, California for $5,888,902. This sale resulted in a $1,699,872 gain on sale of real estate that was included in 2005 discontinued operations.

    Interest revenues increased in 2006 compared to 2005 primarily because the Trust used the proceeds from the sale of 4350 Pell Drive in Sacramento, California to invest in promissory notes.


LIQUIDITY AND CAPITAL RESOURCES

    The Turst has entered into a contract for the sale of 19401 Parthenia Street in Northridge, California. On April 20, 2006, the potential buyer paid the Trust $25,000 for an option to extend the closing date to not later than December 15, 2006. The potential buyer must pay the Trust $1,333 per day for each day the closing date is extended beyond June 15, 2006. These option payments are paid through August 14, 2006. The $25,000 received on April 20, 2006 and the subseuent option monies are classified as defered income until the property is sold or the option expires unexercised.

    During the six months ended June 30, 2006, the Trust collected two promissory notes totaling $1,325,000 that were payable on January 12, 2006 and extended the maturity date on a $2,850,000 promissory note that was payable on December 31, 2005, but not paid on that date to May 31, 2006. The $2,850,000 promissory note has neither been paid nor its maturity date extended further; however, the interest is current and the collateral is adequate.

    The Trust's capital requirements in 2006 will depend upon the dividends paid, the shares repurchased and the amount of improvements and renovations it makes to 19401 Paarthenia Street in Northridge, California. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2006.

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

PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

June 1, 2006
through
June 30, 2006            187        $ 450

                         ---        -----
Total                    187        $ 450
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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            August 14, 2006                 Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            August 14, 2006                    Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee