Form 10QSB
period 2006-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2006-11-06
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2006

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of November 6, 2006: 23,442

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                 September 30,
                                                                     2006
                                                                  -----------



                                        Assets
Investments:
  Real estate held for sale                                      $  5,884,176
  Notes receivable                                                  3,300,000
                                                                  -----------
                                                                    9,184,176


Cash and cash equivalents                                           1,210,109
Other assets                                                          193,223
                                                                  -----------
    Total assets                                                 $ 10,587,508
                                                                  ===========



                        Liabilities and Shareholders' Equity


Liabilities:
  Accounts payable                                               $     32,418
  Deferred income                                                     335,000
                                                                  -----------
    Total liabilities                                                 367,418
                                                                  -----------


Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; 62,500 shares authorized;
    23,454 shares outstanding                                          23,454
  Additional paid-in capital                                       29,273,349
  Distributions in excess of cumulative
    net income                                                    (19,076,713)
                                                                  -----------
    Total shareholders' equity                                     10,220,090
                                                                  -----------

    Total liabilities and shareholders' equity                   $ 10,587,508
                                                                  ===========



See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                         2006         2005
                                                      ----------   ----------

Revenues:
  Interest                                            $   92,050   $   91,405


Expenses:
  Depreciation and amortization                                0          246
  General and administrative                              35,314       37,086
                                                      ----------   ----------
                                                          35,314       37,332
                                                      ----------   ----------
Income from continuing operations                         56,736       54,073


Discontinued operations                                  (49,064)     (32,520)
                                                      ----------   ----------

Net income                                             $   7,672   $   21,553
                                                      ==========   ==========


Earnings(loss)per share:
  Income from continuing operations                   $     2.41   $     2.21
  Discontinued operations                                  (2.08)       (1.33)
                                                      ----------   ----------
  Net income per share                                $     0.33   $     0.88
                                                      ==========   ==========

Weighted-average number of shares                     $   23,533   $   24,483
                                                      ==========   ==========

Dividends per share                                   $     7.92   $    15.84
                                                      ==========   ==========







See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)



                                                         Nine Months Ended
                                                           September 30,
                                                         2006         2005
                                                      ----------   ----------

Revenues:
  Interest                                            $  290,929   $  189,130


Expenses:
  Depreciation and amortization                                0          738
  General and administrative                             132,420      138,804
                                                      ----------   ----------
                                                         132,420      139,542
                                                      ----------   ----------
Income from continuing operations                        158,509       49,588
                                                      ----------   ----------

Discontinued operations                                 (139,085)   1,585,873
                                                      ----------   ----------
Net income                                            $   19,424   $1,635,461
                                                      ==========   ==========

Earnings per share:
  Income from continuing operations                   $     6.69   $     2.02
  Discontinued operations                                  (5.87)       64.51
                                                      ----------   ----------
  Net income per share                                $     0.82   $    66.53
                                                      ==========   ==========

Weighted-average number of shares                     $   23,682   $   24,583
                                                      ==========   ==========

Dividends per share                                   $    31.68   $    47.52
                                                      ==========   ==========















See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    2006          2005
                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $    19,424   $ 1,635,461
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization                         0        56,785
    Discontinued operations                         139,085    (1,585,873)
    Decrease (increase) in other assets              29,108        (4,311)
    Increase in liabilities                          32,418        22,449
                                                 ----------    ----------
    Net cash provided by
      continuing operations                         220,035       124,511

    Operating cash used in
      discontinued operations                      (139,085)     (113,999)
                                                 ----------    ----------

    Net cash provided by
      operating activities                           80,950        10,512
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties                        0     5,888,902
  Investment in notes receivable                   (450,000)   (2,850,000)
  Collections on notes receivable                 1,325,000             0
  Deposits under sales agreement                    210,000             0
                                                 ----------    ----------
  Net cash provided by investing activities       1,085,000     3,838,902
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (204,769)     (162,165)
  Dividends paid                                   (751,329)   (1,167,694)
                                                 ----------    ----------
  Net cash used in financing activities            (956,098)   (1,329,859)
                                                 ----------    ----------
  NET INCREASE IN CASH                              209,852     1,719,555

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,000,257       758,747
                                                 ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,210,109   $ 2,478,302
                                                 ==========    ==========





See notes to financial statements.

        6                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements

    1. In the opinion of USA Real Estate Investment Trust (the "Trust"), the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2006, and the results of its operations and cash flows for the periods presented.

        The accounting policies followed by the Trust are set forth in
        Note 1 to the Trust's financial statements in the 2005 Form 10-KSB, which are incorporated herein by reference.

    2. In 1987, the Trust elected to be taxed as a real estate investment trust and, as such, will not be taxed on that portion of its taxable income which is distributed to shareholders provided that at least 90 percent of its real estate investment trust taxable income is distributed.

        The Trust intends to continue to qualify as a real estate investment trust and, accordingly, no provision for income taxes has been made in the financial statements.

    3. Discontinued Operations. The following is a summary of the Trust's discontinued operations for the three months and nine months ended September 30, 2006 and 2005, respectively.

                              For the three months    For the nine months
                              ended September 30,     ended September 30,
                              ---------------------  ----------------------
                                 2006        2005        2006        2005
                               --------    --------    --------    --------
        Rent                 $   37,083  $   40,416  $   92,249  $  171,356
        Operating expenses       40,529      20,594      94,478      81,435
        Property taxes           32,418      32,905      97,256     102,036
        Property management
          fees                   13,200      13,200      39,600      39,600
        Depreciation and
          amortization                0       6,237           0      62,284
        Gain on sale of real
          estate                      0           0           0   1,699,872
                              ---------   ---------   ---------   ---------
        Discontinued
          operations         $  (49,064) $  (32,520) $ (139,085) $1,585,873
                              =========   =========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The Trust carries its rental properties at cost less accumulated depreciation and its notes receivable at their unpaid principal balances unless they are determined to be impaired. The Trust records impairment losses on these assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts. If a rental property or note receivable is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over its fair value.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Trust has entered into a contract for the sale of 19401 Parthenia Street in Northridge, California. On April 20, 2006, the potential buyer paid the Trust $25,000 for an option to extend the closing date to not later than December 15, 2006. The potential buyer must pay the Trust $1,333 per day for each day the closing date is extended beyond June 15, 2006. These option payments are paid through November 14, 2006. The $25,000 received on April 20, 2006 and the subsequent option monies are classified as deferred income until the property is sold or the option expires unexercised.

    During the nine months ended September 30, 2006, the Trust collected two promissory notes totaling $1,325,000 that were payable on January 12, 2006; made a $450,000 loan that is due on November 15, 2006; and extended the maturity date on a $2,850,000 promissory note that was payable on December 31, 2005, but not paid on that date to May 31, 2006. The $2,850,000 promissory note has neither been paid nor its maturity date extended further; however, the interest is current and the collateral is adequate. During the three months and nine months ended September 30, 2006, interest income on the $2,850,000 promissory note that is past due totaled $71,836 and $95,260, respectively.

    In October 2006 the Trust made an additional $300,000 loan collateralized by the same property as the $450,000 loan and is also due on November 15, 2006.

    The Trust's capital requirements in 2006 will depend upon the dividends paid and the shares repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2006.

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

PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

July 1, 2006
through
July 31, 2006              5        $ 450

September 1, 2006
through
September 30, 2006       118        $ 450

                         ---        -----
Total                    123        $ 450
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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          November 6, 2006                  Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



          November 6, 2006                     Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee