Form 10KSB
period 2006-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2007-03-28
CIK 803771

        1                       UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB


/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                                 For the fiscal year ended:  December 31, 2006
                                                            __________________
                                      OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from: _____to______

                                 Commission file number:        0-16508
                                                         _____________________

                      USA REAL ESTATE INVESTMENT TRUST
______________________________________________________________________________
               (Name of small business issuer in its charter)

          California                                   68-0420085
______________________________________    ____________________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 One Scripps Drive, Suite 106, Sacramento, California          95825-7684
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

     Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).
                                                                  / /Yes /X/No

     State issuer's revenues for its most recent fiscal year. The Trust's revenues for the year ended December 31, 2006 were $435,733.

     State the aggregate market value of the voting common equity held by nonaffiliates. The aggregate market value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at December 31, 2006, was $12,748,710. This calculation is based on the book value because there is no active public trading market for the shares.


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of beneficial interest outstanding at February 28, 2007 was 23,369.


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

     At December 31, 2006, the Trust held two promissory notes collateral-ized by real property in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.


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

     None.


ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.




























        8                      PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1.00 per share. The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992. Since 1995, the Trust has repurchased 11,444 shares from 10,181 shareholders at a cost of $5,455,039. Repurchased shares revert to authorized but unissued shares and result in closing shareholders' accounts. As of December 31, 2006, the Trust had 23,369 shares outstanding to 2,580 shareholders of record.

     No active public trading market presently exists for the shares of the Trust. The Trust does not anticipate that an active public trading market will exist within the foreseeable future. Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board (www.otcbb.com).


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

CRITICAL ACCOUNTING ESTIMATES

     The Trust carries its rental properties at cost less accumulated depreciation and its notes receivable at their unpaid principal balances unless they are determined to be impaired. The Trust records impairment losses on assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts. If a rental property or note receivable is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

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

RESULTS OF OPERATIONS

     Interest revenues were greater in 2006 compared to 2005 primarily due to higher average notes receivable balances.

     Discontinued operations were greater in 2006 compared to 2005 primarily due the larger gain on sale of real estate in 2006. The $2,705,968 gain on sale of real estate that was included in 2006 discontinued operations was from the sale of 19401 Parthenia Street in Northridge, California in December 2006. The $1,699,872 gain on sale of real estate that was included in 2005 discontinued operations was from the sale of 4350 Pell Drive in Sacramento, California in January 2005. For additional information about discontinued operations, see Note 4 of the Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     On January 26, 2007 the Trust sent an offer to all shareholders who owned six or fewer shares to repurchase all of their shares for $545 per share less an administrative fee of $25 per accepting shareholder. That offer expired on February 27, 2007. As a result of that offer the Trust repurchased 1,657 shares from 394 shareholders at a cost of $893,150.

     The Trust's capital requirements in 2007 will depend upon what real estate investments the Trust makes, the distributions paid and the number of shares that might be repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2007.

IMPACT OF INFLATION

     The Trust's operations have not been materially affected by inflation. The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7.  FINANCIAL STATEMENTS

                                                                         Page

         Report of Independent Registered Public Accounting Firm ...       11

         Balance Sheet
           As of December 31, 2006 .................................       12

         Statements of Income
           Years Ended December 31, 2006 and 2005 ..................       13

         Statements of Changes in Shareholders' Equity
           Years Ended December 31, 2006 and 2005 ..................       14

         Statements of Cash Flows
           Years Ended December 31, 2006 and 2005 ..................       15

         Notes to Financial Statements .............................       16

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Trustees of
USA Real Estate Investment Trust




We have audited the accompanying balance sheet of USA Real Estate Investment Trust as of December 31, 2006 and the related statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.


Perry-Smith LLP





Sacramento, California
March 6, 2007

                        USA REAL ESTATE INVESTMENT TRUST
                                 Balance Sheet


                                                          December 31,
                                                             2006
                                                          -----------
                                    ASSETS

Notes receivable                                         $    750,000


Cash                                                       11,999,804
Other assets                                                    5,014
                                                          -----------
    Total assets                                         $ 12,754,818
                                                          ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                       $      6,108


Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; 62,500 shares authorized;
    23,369 shares outstanding                                  23,369
  Additional paid-in capital                               29,234,993
  Distributions in excess of net income                   (16,509,652)
                                                          -----------
    Total shareholders' equity                             12,748,710
                                                          -----------

    Total liabilities and shareholders' equity           $ 12,754,818
                                                          ===========


















See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                       Years Ended December 31, 2006 and 2005




                                                         2006         2005
                                                     -----------  -----------


Revenues:
  Interest                                           $   435,733  $   305,020
                                                     -----------  -----------

Expenses:
  Depreciation and amortization                                         1,853
  General and administrative                             180,734      174,022
                                                     -----------  -----------

                                                         180,734      175,875
                                                     -----------  -----------

Income from continuing operations
  before discontinued operations                         254,999      129,145


Discontinued operations                                2,517,150    1,543,071
                                                     -----------  -----------


Net income                                           $ 2,772,149  $ 1,672,216
                                                     ===========  ===========


Earnings per share:
  Income from continuing operations                  $     10.80   $     5.28
  Discontinued operations                                 106.60        63.12
                                                     -----------  -----------
  Net income per share                               $    117.40   $    68.40
                                                     ===========  ===========

Weighted average number of shares                         23,614       24,448
                                                     ===========  ===========

Dividends per share                                  $     39.60  $     63.36
                                                     ===========  ===========










See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                Statements of  Changes in Shareholders' Equity
                    Years Ended December 31, 2006 and 2005



                                                     Distribu-      Total
                     Shares of        Additional     tions in       Share-
                Beneficial Interest     Paid-in      Excess of      holders'
                 Number     Amount      Capital      Net Income     Equity
               ---------   ---------  -----------  -------------  -----------

January 1,
2005              24,840  $   24,840  $29,895,357  $(18,470,605) $11,449,592

Repurchases
  of shares         (931)       (931)    (417,694)                  (418,625)

Net income                                            1,672,216    1,672,216

Distributions                                        (1,546,419)  (1,546,419)
               ---------   ---------   ----------   -----------   ----------
December 31,
2005              23,909  $   23,909  $29,477,663  $(18,344,808) $11,156,764
               ---------   ---------   ----------   -----------   ----------
Repurchases
  of shares         (540)       (540)    (242,670)                  (243,210)

Net income                                            2,772,149    2,772,149

Distributions                                          (936,993)    (936,993)
               ---------   ---------   ----------   -----------   ----------
December 31,
2006              23,369  $   23,369  $29,234,993  $(16,509,652) $12,748,710

               =========   =========   ==========   ===========   ==========

















See notes to financial statements.



        15              USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
              For the Years Ended December 31, 2006 and 2005


                                                         2006        2005
                                                     ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 2,772,149  $ 1,672,216

  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                                                       1,853
    Discontinued operations                          (2,517,150)  (1,543,071)
  Changes in operating assets and liabilities:
    Decrease in other assets                            217,317       17,610
    Decrease in liabilities                            (118,892)     (14,155)
                                                     ----------   ----------
    Net cash provided by
      continuing operations                             353,424      134,453

    Operating cash used in
      discontinued operations                          (188,548)    (156,801)
                                                     ----------   ----------
    Net cash provided by(used in)
      operating activities                              164,876      (22,348)
                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in notes receivable                       (750,000)  (3,785,000)
  Collections on notes receivable                     4,175,000
  Proceeds from sale of properties                    8,589,874    5,888,902
  Deposits under sales agreement                                     125,000
                                                     ----------   ----------
    Net cash provided by investing
      activities                                     12,014,874    2,228,902
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                                 (243,210)    (418,625)
  Distributions                                        (936,993)  (1,546,419)
                                                     ----------   ----------
    Net cash used in financing activities            (1,180,203)  (1,965,044)
                                                     ----------   ----------
    NET INCREASE IN CASH                             10,999,547      241,510

CASH AT BEGINNING OF PERIOD                           1,000,257      758,747
                                                     ----------   ----------
CASH AT END OF PERIOD                               $11,999,804  $ 1,000,257
                                                     ==========   ==========








See notes to financial statements.

        16               USA REAL ESTATE INVESTMENT TRUST
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

    REAL ESTATE INVESTMENTS: The Trust carries its rental properties at cost less accumulated depreciation and its notes receivable at their unpaid principal balances unless they are determined to be impaired. The Trust records impairment losses on assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts. If a rental property or note receivable is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over the fair value.

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

    CASH: Cash consists of demand deposits with financial institutions. Cash balances in individual banks exceed insurable amounts.

    CONCENTRATION OF CREDIT RISK: The Trust operates in one industry segment. The collateral for the Trust's notes receivable is located in California.

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

    NET INCOME PER SHARE: Net income per share is computed based on the weighted-average number of shares of 23,614 and 24,448 during 2006 and 2005, respectively.

2.  NOTES RECEIVABLE

    At December 31, 2006, the Trust held two promissory notes totaling $750,000. Both promissory notes bore interest at ten per cent per annum; were collateralized by a certain parcel of land at 4350 Riverside Boulevard in Sacramento, California; and were payable on November 15, 2006. On
January 27, 2007 the Trust made a $2,600,000 construction loan collateralized by the same property, of which $750,000 of the construction loan was used to payoff the previous loans. The $2,600,000 construction loan is due on January 28, 2008 and bears interest at ten per cent per annum.

    The fair market value of the notes approximated their carrying value at December 31, 2006 due to the short-term nature of the notes.

3.  DISTRIBUTIONS

    For federal income tax purposes: 100 percent of the distributions paid in 2006 were nontaxable; and 27 percent of the distributions paid in 2005 were nontaxable, and 73 percent were capital gains.

4.  DISCONTINUED OPERATIONS

    The operating results of 4350 Pell Drive in Sacramento, California that was sold in January 2005 and the operating results of 19401 Parthenia Street in Northridge, California that was sold in December 2006 were reported as discontinued operations in 2006 and 2005. This classification had no impact on net income or net income per share for 2006 or 2005.

The following is a summary of the Trust's discontinued operations for the years ended December 31:
                                                2006           2005
                                            ----------      ----------

Rent                                        $  128,285      $  205,106
Operating expenses                             136,395         102,749
Property taxes                                 127,638         139,370
Property management fees                        52,800          52,800
Depreciation and amortization                                   66,988
Gain on sale of real estate                  2,705,698       1,699,872
                                            ----------      ----------
Discontinued operations                     $2,517,150      $1,543,071
                                            ==========      ==========

5.  SUBSEQUENT EVENTS

    On February 28, 2007 the Trust made a $6,800,000 loan collateralized by a first deed of trust on a certain 121 parcel of real property in Wiggins, Mississippi. The note bears interest at 20 percent per annum and is all due and payable on March 1, 2009.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures. Based on that evaluation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2006. Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION.

          None.

                                 PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

     The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

     The Trustees of the Trust are as follows:

                                         Trustee
               Name              Age      Since                Office
               ----              ---     -------               ------

        Gregory E. Crissman       55       1986      Trustee and Chairman,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer
        Benjamin A. Diaz          73       1988      Trustee and Secretary
        Joyce A. Marks            72       1986      Trustee


     The following is a brief description of the background and business experience of each Trustee.

     GREGORY E. CRISSMAN. Mr. Crissman is the Chairman, Chief Executive Officer and Chief Financial Officer of the Trust. He has over 20 years of experience in real estate, accounting, auditing, and taxation. He also served as Chairman of the Board of California Real Estate Investment Trust, a New York Stock Exchange listed real estate investment trust, and was its Chief Financial Officer from 1989 until 1993. Mr. Crissman was an Executive Vice President of B&B Property Investment, Development and Management Company, Inc. ("B&B") from 1983 until 1990 and from 1992 until 1993. In addition, Mr. Crissman was a director of B&B and was President of B&B from 1990 until 1992. From 1976 to 1979, Mr. Crissman worked at Bowman & Company, an accounting firm in Stockton, California. In 1976, Mr. Crissman received his BS degree with honors from the California State University at Sacramento and is a Certified Public Accountant. Mr. Crissman is also a member of the American Institute of Certified Public Accountants.

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

     JOYCE A. MARKS. Ms. Marks was employed by Bank of America for more than forty years. During her career with Bank of America, Ms. Marks had extensive experience with land development and subdivision financing, including construction and take-out financing for commercial properties. Ms. Marks was for many years active in the Building Industry Association of Sacramento and from 1976 to 1983 served as a board member of, and in 1983 as President of, its Associate Counsel. Ms. Marks received Bank of America's Award for Excellence in 1985. Her most recent positions include Senior Sales

Training Specialist, Marketing Officer, Branch Manager and Credit
Administrator at one of Bank of America's Regional Headquarters.

     Trustees of the Trust are elected annually by the Trust's shareholders and hold office until their successors are duly elected and qualified. No family relationship exists between any Trustee and any other Trustee. No arrangement exists or existed between any Trustee and any other person or entity pursuant to which the Trustee was selected as a Trustee or nominee.


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

     During 2006, the Trust was a self-administered, self-managed real estate investment trust. The Trust has the following officers: Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer. During 2006, none of the Trust's officers received compensation in excess of $65,175.

                      Summary Compensation Table

                                                       Total       Long-Term
          Name and                      Officer        Annual      and other
     Principal Position         Year  Compensation  Compensation  Compensation
-----------------------------   ----  ------------  ------------  ------------
Gregory E. Crissman, Chairman   2006    $52,800      $65,175 (1)     None

(1) Includes fees for each meeting of the Trustees attended for a total of $12,375.


COMPENSATION OF TRUSTEES

     Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2006 except Gregory E. Crissman who received compensation as an officer for work performed. The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compensation. The Trustees have authority to establish committees and to compensate members as appropriate for their service. During 2006, the Trustees had nine regular meetings. All Trustees attended all meetings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

     The following table sets forth as of December 31, 2006, the number of shares owned by each person who is known by the Trust to own beneficially more than 5 percent of its outstanding shares and the Trustees and officers of the Trust as a group. No Trustee beneficially owns any shares of the Trust except as set forth below. The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:

                                               Amount and Nature of   Percent
  Name and Address of Beneficial Owner         Beneficial Ownership   of Class
  ------------------------------------         --------------------   --------
Mitchell Partners, L.P. and James E. Mitchell          2,067           8.8450

3187-D Airway Avenue
Costa Mesa, California  92626

Gregory E. Crissman, Chairman,
  Chief Executive Officer,
  Chief Financial Officer and Trustee                     46           0.1968

3609 Kakul Street
Clearlake, California 95422

All Trustees and officers as a group                      46           0.1968


     During 2006, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or Trustee failed to file such a required report on a timely basis.


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.


     The following table represents aggregate fees billed to the Trust for 2006 and 2005 by Perry-Smith LLP, the Trust's principal accounting firm.

                                              2006           2005
                                              ----           ----

          Audit Fees                       $ 37,600       $ 30,945
          Audit Related Fees
          Tax Fees
                                             ------         ------
                                           $ 37,600       $ 30,945
                                             ======         ======

     Pre-Approval Policy for Accounting Services. In 2006, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees. The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees. The Audit Committee and the Trustees approved the audit and tax services and fees provided by the independent auditor during 2006 and 2005.

                    USA REAL ESTATE INVESTMENT TRUST
                                 Signatures



     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Dated: March 28, 2007               USA Real Estate Investment Trust
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
                                              Gregory E. Crissman as
                                              Chairman, Chief Executive
                                              Officer and Chief Financial
                                              Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




     Dated: March 28, 2007                     Gregory E. Crissman
           -------------------      By:  -------------------------------
                                               Gregory E. Crissman
                                                     Trustee



     Dated: March 28, 2007                       Benjamin A. Diaz
           -------------------      By:  -------------------------------
                                                 Benjamin A. Diaz
                                                      Trustee




     Dated: March 28, 2007                        Joyce A. Marks
           -------------------      By:  -------------------------------
                                                  Joyce A. Marks
                                                      Trustee