Form 10QSB
period 2007-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2007-05-07
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2007

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2007: 21,707

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                   March 31,
                                                                     2007
                                                                  -----------


                                        Assets




Real estate loans, net                                           $  8,233,486

Cash                                                                3,643,334
Other assets                                                          150,592
                                                                  -----------
    Total assets                                                 $ 12,027,412
                                                                  ===========




                                 Shareholders' Equity



Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; 62,500 shares authorized;
    21,707 shares outstanding                                    $     21,707
  Additional paid-in capital                                       28,341,905
  Distributions in excess of cumulative
    net income                                                    (16,336,200)
                                                                  -----------
    Total shareholders' equity                                   $ 12,027,412
                                                                  ===========













See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)




                                                        Three Months Ended
                                                              March 31,
                                                         2007         2006
                                                      ----------   ----------



Interest income                                       $  238,217   $  111,015

General and administrative expense                        64,765       61,902
                                                      ----------   ----------
Income from continuing operations                        173,452       49,113


Discontinued operations                                        0      (46,482)
                                                      ----------   ----------

Net income                                             $ 173,452   $    2,631
                                                      ==========   ==========



Earnings(loss)per share:
  Income from continuing operations                   $     7.60   $     2.06
  Discontinued operations                                   0.00        (1.95)
                                                      ----------   ----------
  Net income per share                                $     7.60   $     0.11

                                                      ==========   ==========

Weighted-average number of shares                         22,816       23,812
                                                      ==========   ==========


Dividends per share                                   $     0.00   $    15.84
                                                      ==========   ==========














See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    2007          2006
                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   173,452   $     2,631
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Amortization of loan fees                        (7,167)            0
    Discontinued operations                               0        46,482
    Increase in other assets                       (145,578)      (10,627)
   (Decrease)increase in liabilities                 (6,108)        4,750
                                                 ----------    ----------
    Net cash provided by
      continuing operations                          14,599        43,236

    Operating cash used in
      discontinued operations                             0       (46,482)
                                                 ----------    ----------

    Net cash provided by (used in)
      operating activities                           14,599        (3,246)
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate loans                (7,570,319)            0
  Receipt of loan fees                               94,000             0
  Collections on real estate loans                        0       985,000
                                                 ----------    ----------
  Net cash (used in) provided by
    investing activities                         (7,476,319)      985,000
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                             (894,750)      (65,349)
  Dividends paid                                          0      (376,425)
                                                 ----------    ----------
  Net cash (used in) provided by
    financing activities                           (894,750)      441,774
                                                 ----------    ----------
  NET (DECREASE) INCREASE IN CASH                (8,356,470)      539,980

CASH AT BEGINNING OF PERIOD                      11,999,804     1,000,257
                                                 ----------    ----------
CASH AT END OF PERIOD                           $ 3,643,334   $ 1,540,237
                                                 ==========    ==========





See notes to financial statements.
        5                USA REAL ESTATE INVESTMENT TRUST
                           Notes to Financial Statements



1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    USA Real Estate Investment Trust (the ?Trust?) was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986. The Trust commenced operations on October 19, 1987, upon the sale of the minimum amount of shares of beneficial interest. The Trust is a self-administered, self-managed, real estate investment trust.

    In the opinion of the trustees, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    REAL ESTATE INVESTMENTS: The Trust carries its rental properties at cost less accumulated depreciation and its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are determined to be impaired. The Trust records impairment losses on assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts. If a rental property or real estate loan is determined to be impaired, the impairment would be measured based upon the excess of the asset?s carrying value over the fair value.

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

    DISTRIBUTIONS IN EXCESS OF CUMULATIVE NET INCOME: The Trust has a general policy of distributing cash to its shareholders in an amount that approximates taxable income plus non-cash charges such as depreciation and amortization. As a result, distributions to shareholders exceed cumulative net income.

    REVENUE RECOGNITION: Interest income is accrued on the outstanding principal amounts of the real estate loans. Loan fees are recognized as interest income over the lives of the related real estate loans using the straight-line method.

    INCOME TAXES: The Trust has elected to be taxed as a real estate investment trust. Accordingly, the Trust does not pay income taxes on income because distributions to shareholders are at least equal to the greater of 90 percent of its taxable income or 100 of its capital gains.

    NET INCOME PER SHARE: Net income per share is computed based on the weighted average number of shares outstanding during the three months ended March 31, 2007 and 2006.

3.  REAL ESTATE LOANS

    As of March 31, 2007 the Trust had two real estate loans, net totaling $8,233,486, which consist of gross real estate loans of $8,320,319 less unamortized loan fees of $86,833.

    As of March 31, 2007, $1,498,652 and $6,734,834 of the outstanding balance of the Trust?s real estate loans mature in 2008 and 2009, respectively.

    As of March 31, 2007, the real estate loans had a weighted-average interest rate of 18.18%. The contract rate and the pay rate on the $6,734,834 real estate loan is 20.00% and 10.00% respectively. The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009. The 10.00% pay rate is payable quarterly, beginning June 1, 2007.

    As of March 31, 2007 81.80% and 18.20% of the outstanding balance of the Trust?s real estate loans were collateralized by properties in Mississippi and California, respectively.

    The fair market value of the real estate loans approximated their carrying value at March 31, 2007 due to current market rates of real estate loans.

4.  DISCONTINUED OPERATIONS

    The following is a summary of the Trust?s discontinued operations for the three months ended March 31, 2006.

        Rent                                       $  27,083
        Operating expenses                            27,946
        Property taxes                                32,419
        Property management
          fees                                        13,200
                                                    --------
        Discontinued
          operations                                $(46,482)
                                                    ========

5.  SUBSEQUENT EVENTS

    On May 1, 2007 the Trustees approved a dividend of $8.00 per share, payable on or before May 15, 2007 to shareholders of record on May 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The Trust carries its rental properties at cost less accumulated depreciation and its real estate loans at their unpaid principal balances net of any unamortized loan fees unless they are determined to be impaired. The Trust records impairment losses on these assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts. If a rental property or real estate loan is determined to be impaired, the impairment would be measured based upon the excess of the asset's carrying value over its fair value.

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


RESULTS OF OPERATIONS

    Interest income increased in 2007 compared to 2006 primarily due to higher average real estate loans and cash balances.


LIQUIDITY AND CAPITAL RESOURCES

    The Trust's capital requirements in 2007 will depend upon what real estate investments the Trust makes, the distributions paid and the shares repurchased. The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2007.


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





PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------

March 1, 2007
through
March 31, 2007      1,662        $ 538          1,646

                    -----        -----          -----
Total               1,662        $ 538          1,646
                    =====        =====          =====


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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



            May 7, 2007                     Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



            May 7, 2007                        Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee