Form 10QSB
period 2007-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2007-08-06
CIK 803771

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2007

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 2007: 18,007

---------------------

    Transitional Small Business Disclosure Format (Check One):Yes/ / No /x/

                         PART I.  FINANCIAL INFORMATION

                         USA REAL ESTATE INVESTMENT TRUST
                                   Balance Sheet
                                    (Unaudited)



                                                                   June 30,
                                                                     2007
                                                                  -----------


                                        Assets




Real estate loans, net                                           $  8,323,093

Cash                                                                1,391,565
Other assets                                                          283,990
                                                                  -----------
    Total assets                                                 $  9,998,648
                                                                  ===========




                                 Shareholders' Equity



Shareholders' Equity:
  Shares of beneficial interest, par value
    $1 per share; 62,500 shares authorized;
    18,007 shares outstanding                                    $     18,007
  Additional paid-in capital                                       26,355,334
  Distributions in excess of cumulative
    net income                                                    (16,374,693)
                                                                  -----------
    Total shareholders' equity                                   $  9,998,648
                                                                  ===========













See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)




                                                        Three Months Ended
                                                              June 30,
                                                         2007         2006
                                                      ----------   ----------



Interest income                                       $  410,775   $   87,864

General and administrative expense                        64,816       35,204
                                                      ----------   ----------
Income from continuing operations                        345,959       52,660


Discontinued operations                                        0      (43,539)
                                                      ----------   ----------

Net income                                             $ 345,959   $    9,121
                                                      ==========   ==========



Earnings(loss)per share:
  Income from continuing operations                   $    18.19   $     2.22
  Discontinued operations                                   0.00        (1.84)
                                                      ----------   ----------
  Net income per share                                $    18.19   $     0.38
                                                      ==========   ==========

Weighted-average number of shares                         19,019       23,701
                                                      ==========   ==========


Dividends per share                                   $    20.00   $     7.92
                                                      ==========   ==========














See notes to financial statements.

                           USA REAL ESTATE INVESTMENT TRUST
                                 Statements of Income
                                      (Unaudited)




                                                        Six Months Ended
                                                             June 30,
                                                         2007         2006
                                                      ----------   ----------



Interest income                                       $  648,992   $  198,879

General and administrative expense                       129,581       97,106
                                                      ----------   ----------
Income from continuing operations                        519,411      101,773


Discontinued operations                                        0      (90,021)
                                                      ----------   ----------

Net income                                             $ 519,411   $   11,752
                                                      ==========   ==========



Earnings(loss)per share:
  Income from continuing operations                   $    24.83   $     4.28
  Discontinued operations                                   0.00        (3.79)
                                                      ----------   ----------
  Net income per share                                $    24.83   $     0.49
                                                      ==========   ==========

Weighted-average number of shares                         20,918       23,759
                                                      ==========   ==========


Dividends per share                                   $    20.00   $    23.76
                                                      ==========   ==========














See notes to financial statements.

                       USA REAL ESTATE INVESTMENT TRUST
                            Statements of Cash Flows
                                  (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    2007          2006
                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   519,411   $    11,752
                                                 ----------    ----------
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Amortization of loan fees                       (22,167)            0
    Discontinued operations                               0        90,021
    Increase(decrease)in other assets              (278,976)       21,469
    Decrease in liabilities                          (6,108)            0
                                                 ----------    ----------
    Net cash provided by
      continuing operations                         212,160       123,242

    Operating cash used in
      discontinued operations                             0       (90,021)
                                                 ----------    ----------

    Net cash provided by
      operating activities                          212,160        33,221
                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate loans                (7,644,926)            0
  Receipt of loan fees                               94,000             0
  Collections on real estate loans                        0     1,325,000
  Deposits under sale agreement                           0        90,000
                                                 ----------    ----------
  Net cash (used in) provided by
    investing activities                         (7,550,926)    1,415,000
                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of shares                           (2,885,021)     (149,690)
  Dividends paid                                   (384,452)     (564,637)
                                                 ----------    ----------
  Net cash used in
    financing activities                         (3,269,473)     (714,327)
                                                 ----------    ----------
  NET (DECREASE) INCREASE IN CASH               (10,608,239)      733,894

CASH AT BEGINNING OF PERIOD                      11,999,804     1,000,257
                                                 ----------    ----------
CASH AT END OF PERIOD                           $ 1,391,565   $ 1,737,151
                                                 ==========    ==========




See notes to financial statements.
        6                USA REAL ESTATE INVESTMENT TRUST
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

    NET INCOME PER SHARE: Net income per share is computed based on the weighted average number of shares outstanding during the three months and six months ended June 30, 2007 and 2006.

3.  REAL ESTATE LOANS

    As of June 30, 2007, the Trust had two real estate loans, net totaling $8,323,093, which consist of gross real estate loans of $8,394,926 less unamortized loan fees of $71,833.

    As of June 30, 2007, $1,594,926 and $6,728,167 of the outstanding balance of the Trust's real estate loans mature in 2008 and 2009, respectively.

    As of June 30, 2007, the real estate loans had a weighted-average interest rate of 18.08%. The contract rate and the pay rate on the $6,728,167 real estate loan is 20.00% and 10.00% respectively. The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009. The 10.00% pay rate is payable quarterly.

    As of June 30, 2007, 81.84% and 19.16% of the outstanding balance of the Trust's real estate loans were collateralized by properties in Mississippi and California, respectively.

    The fair market value of the real estate loans approximated their carrying value at June 30, 2007 due to current market rates of real estate loans and their near term maturity.

4.  DISCONTINUED OPERATIONS

    The following is a summary of the Trust's discontinued operations for the three months and six months ended June 30, 2006.

                                          3 Months        6 Months
                                          --------        --------

        Rent                             $  28,083       $  55,166
        Operating expenses                  26,003          53,949
        Property taxes                      32,419          64,838
        Property management
          fees                              13,200          26,400
                                          --------        --------
        Discontinued
          operations                     $ (43,539)      $ (90,021)
                                          ========        ========

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


RESULTS OF OPERATIONS

    Interest income increased in 2007 compared to 2006 due to higher average real estate loans and cash balances.

    Discontinued operations for the three months and six months ended June 30, 2006 reflect the operating results of 19401 Parthenia Street in Northridge, California that was sold in December 2006.


LIQUIDITY AND CAPITAL RESOURCES

    In January 2007, the Trust made an offer to purchase the shares of any shareholder who owned six or fewer shares at $545 per share. The offer expired at the close of business on February 27, 2007. As a result of the offer, the Trust repurchased 1,646 shares.

    During the six months ended June 30, 2007, the Trust received unsolicited offers from Trust shareholders to sell their shares back to the Trust. The Trust accepted those offers and repurchased 3,716 shares at an average price of $537 per share.

    The Trust expects to meet its short-term liquidity requirements through cash on hand, net cash provided by operations and collections on real estate loans.


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

PART II.  OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

    For the three months ended June 30, 2007, the Trust repurchased the following shares:
                  (a) Total    (b) Average  (c) Total Number (d) Maximum Number
                   Number of    Price Paid   of shares(or    (or Approximate
                   Shares(or    per Share    Units)Purchased  Dollar Value)of
                   Units)      (or Unit)     as Part of Pub-  Shares(or Units)
                   Purchased                 licly Announced  that May Yet Be
                                             Plans or         Purchased Under
                                             Programs         the Plans or
                                                              Programs
                  -----------  -----------   ---------------  -----------------
April 1, 2007
through
April 30, 2007        662        $ 542

May 1, 2007
through
May 31, 2007        3,038          537
                    -----        -----
Total               3,700        $ 538
                    =====        =====

    Other than pursuant to a publicly announced plan or program, the Trust received and accepted offers from shareholders to repurchase their shares.

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





                                    USA Real Estate Investment Trust
                                ----------------------------------------



          August 6, 2007                    Gregory Crissman
        --------------------    ----------------------------------------
                Date                        Gregory Crissman,
                                                 Chairman



          Augues 6, 2007                       Benjamin Diaz
        --------------------    ----------------------------------------
                Date                           Benjamin Diaz
                                                  Trustee