Form 10QSB
period 2007-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2007-11-05
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

COMMONWEALTH EQUITY TRUST USA
(Former name)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.  Not applicable.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2007:  18,007

Transitional Small Business Disclosure Format (Check One):  Yes☐ No☒

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

September 30,
2007
Assets

Real estate loans, net	$8,781,547
Cash	651,621
Other assets	630,662
Total assets	$10,063,830

Shareholders' Equity

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	$18,007
Additional paid-in capital	26,355,334
Distributions in excess of cumulative net income	(16,309,511)
Total shareholders' equity	$10,063,830

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Interest income	$412,177	$92,050
General and administrative expense	58,877	35,314
Income from continuing operations	353,300	56,736

Discontinued operations	--	(49,064)
Net income	$353,300	$7,672

Earnings (loss) per share:
Income from continuing operations	$19.62	$2.41
Discontinued operations	--	(2.08)
Net income per share	$19.62	$0.33

Weighted-average number of shares	18,007	23,533

Dividends per share	$16.00	$7.92

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Interest income	$1,061,169	$290,929
General and administrative expense	188,458	132,420
Income from continuing operations	872,711	158,509

Discontinued operations	--	(139,085)
Net income	$872,711	$19,424

Earnings (loss) per share:
Income from continuing operations	$43.75	$6.69
Discontinued operations	--	(5.87)
Net income per share	$43.75	$0.82

Weighted-average number of shares	19,949	23,682

Dividends per share	$36.00	$31.68

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$872,711	$19,424
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees	(37,167)	--
Discontinued operations	--	139,085
(Increase) decrease in other assets	(625,648)	29,108
(Decrease) increase in liabilities	(6,108)	32,418

Net cash provided by continuing operations	203,788	220,035

Operating cash used in discontinued operations	--	(139,085)

Net cash provided by operating activities	203,788	80,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans	(8,088,380)	(450,000)
Receipt of loan fees	94,000	--
Collections on real estate loans	--	1,325,000
Deposits under sale agreement	--	210,000

Net cash (used in) provided by investing activities	(7,994,380)	1,085,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares	(2,805,021)	(204,769)
Dividends paid	(672,570)	(751,329)

Net cash used in financing activities	(3,557,591)	(956,098)

NET (DECREASE) INCREASE IN CASH	(11,348,183)	209,852

CASH AT BEGINNING OF PERIOD	11,999,804	1,000,257

CASH AT END OF PERIOD	$651,621	$1,210,109

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

USA Real Estate Investment Trust (the “Trust”) was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum amount of shares of beneficial interest. The Trust is a self-administered, self-managed, real estate investment trust.

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

REAL ESTATE INVESTMENTS:  The Trust carries its rental properties at cost less accumulated depreciation and its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are determined to be impaired.  The Trust records impairment losses on assets when events and circumstances indicate that these assets might be impaired and the expected undiscounted cash flows estimated to be generated by these assets is less than the related carrying amounts.  If a rental property or real estate loan is determined to be impaired, the impairment would be measured based upon the excess of the asset’s carrying value over the fair value.

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

NET INCOME PER SHARE:  Net income per share is computed based on the weighted average number of shares outstanding during the three months and nine months ended September 30, 2007 and 2006.

3.	REAL ESTATE LOANS

As of September 30, 2007, the Trust had two real estate loans, net totaling  $8,781,547, which consist of gross real estate loans of $8,838,380 less unamortized loan fees of $56,833.

As of September 30, 2007, $2,032,211 and $6,749,336 of the outstanding balance of the Trust’s real estate loans mature in 2008 and 2009, respectively.

As of September 30, 2007, the real estate loans had a weighted-average interest rate of 17.69%.  The contract rate and the pay rate on the $6,749,336 real estate loan is 20.00% and 10.00% respectively.  The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009.  The 10.00% pay rate is payable quarterly.

As of September 30, 2007, 76.86% and 23.14% of the outstanding balance of the Trust’s real estate loans were collateralized by properties in Mississippi and California, respectively.

The fair market value of the real estate loans approximated their carrying value at September 30, 2007 due to current market rates of real estate loans and their near term maturity.

4.	LINE OF CREDIT

At September 30, 2007, the Trust had available a $1,000,000 line of credit.  The line of credit expires on September 1, 2008 and is secured by an interest in the $6,749,336 real estate loan.  Advances under the line bear interest at prime plus 0.50 percent per annum.  At September 30, 2007, there was no outstanding balance on the line of credit.

5.	DISCONTINUED OPERATIONS

The following is a summary of the Trust’s discontinued operations for the three months and nine months ended September 30, 2006.

	Three Months	Nine Months

Rent	$37,083	$92,249
Operating expenses	40,529	94,478
Property taxes	32,418	97,256
Property management fees	13,200	39,600

Discontinued operations	$(49,064)	$(139,085)

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

Discontinued operations for the three months and nine months ended September 30, 2006 reflect the operating results of 19401 Parthenia Street in Northridge, California that was sold in December 2006.

 LIQUIDITY AND CAPITAL RESOURCES

The Trust expects to meet its short-term liquidity requirements through cash on hand, net cash provided by operations, collections on real estate loans and borrowings collateralized by real estate loans.

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

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1 Section 302 Certifications filed by the Chief Executive Officer and Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-37551.

Exhibit 32 Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.

- Page 9 -

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of  1934, the registrant has duly caused this report to be signed on  its behalf by the undersigned thereunto duly authorized.

November 5, 2007	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

November 5, 2007	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee

