Form 10KSB
period 2007-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2008-03-28
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Small Business Issuer as specified in its Charter)

California	68-0420085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

425 Fairgate Road, Sacramento, California  95825
(Address of principal executive offices)  (Zip Code)

(916) 761-4992
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Shares of Beneficial Interests
(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).  Yes☐  No☒

The Trust's revenues for the year ended December 31, 2007 were $1,476,501.

The aggregate market  value of the voting shares of beneficial interest (the "shares") held by nonaffiliates of the registrant outstanding at June 30, 2007, was $9,998,648.  This calculation is based on the book value because there is no active public trading market for the shares.

The number of shares of beneficial interest outstanding at March 28, 2008 was 18,007.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes☐ No☒

USA REAL ESTATE INVESTMENT TRUST
Table of Contents

			Page
PART I.
	ITEM 1.	Business ....................................................................................................	4
	ITEM 2.	Description of Properties ..........................................................................	6
	ITEM 3.	Legal Proceedings .....................................................................................	6
	ITEM 4.	Submission of Matters to a Vote of Security Holders ..............................	7

PART II.
	ITEM 5.	Market for the Common Equity and Related Shareholder Matters
		and Small Business Issuer Purchases of Equity Securities ………...	7
	ITEM 6.	Management's Discussion and Analysis ..................................................	7
	ITEM 7.	Financial Statements ................................................................................	9
	ITEM 8.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure ...................................................................	17
	ITEM 8A.	Controls and Procedures ..........................................................................	17
	ITEM 8B.	Other Information ....................................................................................	17

PART III.	ITEM 9.	Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act .......................	17
	ITEM 10.	Executive Compensation .........................................................................	19
	ITEM 11.	Security Ownership of Certain Beneficial Owners and
		Management and Related Shareholder Matters ................................	19
	ITEM 12.	Certain Relationships and Related Transactions and
		Director Independence ...………………………………………......	20
	ITEM 13.	Exhibits ...................................................................................................	20
	ITEM 14.	Principal Accountant Fees and Services .................................................	20

PART I.

Forward-Looking Statements

This Annual Report on Form 10-KSB, together with other statements and information publicly disseminated by USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which the Trust operates; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in the Trust's credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain the Trust's status as a real estate investment trust ("REIT") for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-KSB and, from time to time, in the other reports the Trust files with the Securities and Exchange Commission or in other documents that the Trust publicly disseminates.  The Trust undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The office of the Trust is located at 425 Fairgate Road, in Sacramento, California.

INVESTMENT OBJECTIVES

The Trust seeks to invest in real estate investments.

At December 31, 2007, the Trust held two real estate loans in order to produce income. Subject to certain limitations, the Declaration of Trust gives the Trustees discretion to allocate the Trust's investments without the prior approval of shareholders.

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

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders scheduled for December 8, 2007 did not receive a quorum; therefore, the current trustees shall serve until the next election of trustees.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1.00 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of December 31, 2007, the Trust had 18,007 shares outstanding to 2,133 shareholders of record.

No active public trading market presently exists for the shares of the Trust.  The Trust does not anticipate that an active public trading market will exist within the foreseeable future.  Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the- Counter Bulletin Board (www.otcbb.com).

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

RESULTS OF OPERATIONS

Interest revenues were greater in 2007 compared to 2006 primarily due to higher average real estate loan balances.

Discontinued operations for 2006 reflect the operating results of 19401 Parthenia Street in Northridge, California that was sold in December 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Trust expects to meet its short-term liquidity requirements through cash on hand, net cash provided by operations, collections on real estate loans and borrowings collateralized by real estate loans.  The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2008.

IMPACT OF INFLATION

The Trust's operations have not been materially affected by inflation.  The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7.  FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm .....................................	10

Balance Sheet
As of December 31, 2007 .....................................................................................	11

Statements of Income
Years Ended December 31, 2007 and 2006 ..........................................................	12

Statements of Changes in Shareholders' Equity
Years Ended December 31, 2007 and 2006 ..........................................................	13

Statements of Cash Flows
Years Ended December 31, 2007 and 2006 ..........................................................	14

Notes to Financial Statements ....................................................................................	15

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Trustees of
USA Real Estate Investment Trust

We have audited the accompanying balance sheet of USA Real Estate Investment Trust as of December 31, 2007 and the related statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the  Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Perry-Smith LLP

Sacramento, California
March 21, 2008

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet

December 31,
2007

Assets

Real estate loans, net	$9,045,401
Interest receivable	969,428
Cash	116,682
Other assets	2,915
Total assets	$10,134,426

Shareholders' Equity

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	$18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(16,238,916)
Total shareholders' equity	$10,134,426

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
Years Ended December 31, 2007 and 2006

	2007	2006

Revenues:
Interest income	$1,476,501	$435,733

Expenses:
General and administrative	245,077	180,734

Income from continuing operations
before discontinued operations	1,231,424	254,999

Discontinued operations	--	2,517,150

Net income	$1,231,424	$2,772,149

Earnings per share:
Income from continuing operations	$63.26	$10.80
Discontinued operations	--	106.60
Net income per share	$63.26	$117.40

Weighted-average number of shares	19,465	23,614

Distributions per share	$52.00	$39.60

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of  Changes in Shareholders' Equity
Years Ended December 31, 2007 and 2006

	Shares of Beneficial		Additional	Distributions	Total
	Interest		Paid-in	in Excess of	Shareholders'
	Number	Amount	Capital	Net Income	Equity

January 1, 2006	23,909	$23,909	$29,477,663	$(18,344,808)	$11,156,764

Repurchases
of shares	(540)	(540)	(242,670)		(243,210)

Net income				2,772,149	2,772,149

Distributions				(936,993)	(936,993)

December 31, 2006	23,369	23,369	29,234,993	(16,509,652)	12,748,710

Repurchases
of shares	(5,362)	(5,362)	(2,879,658)		(2,885,020)

Net income				1,231,424	1,231,424

Distributions				(960,688)	(960,688)

December 31, 2007	18,007	$18,007	$26,355,335	$(16,238,916)	$10,134,426

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,231,424	$2,772,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees	(52,167)	--
Discontinued operations	--	(2,517,150)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(969,428)	46,349
Decrease in rent receivable	5,014	14,230
(Increase) decrease in other assets	(2,915)	156,738
Decrease in liabilities	(6,108)	(118,892)

Net cash provided by continuing operations	205,820	353,424

Operating cash used in discontinued operations	--	(188,548)

Net cash provided by operating activities	205,820	164,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans	(8,337,234)	(750,000)
Receipt of loan fees	94,000	--
Collections on real estate loans	--	4,175,000
Proceeds from sale of properties	--	8,589,874

Net cash (used in) provided by investing activities	(8,243,234)	12,014,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares	(2,885,020)	(243,210)
Distributions paid	(960,688)	(936,993)

Net cash used in financing activities	(3,845,708)	(1,180,203)

NET (DECREASE) INCREASE IN CASH	(11,883,122)	10,999,547

CASH AT BEGINNING OF PERIOD	11,999,804	1,000,257

CASH AT END OF PERIOD	$116,682	$11,999,804

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

INCOME TAXES:  The Trust has elected to be taxed as a real estate investment trust.  Accordingly, the Trust does not pay income tax on income because income distributed to shareholders is at least equal to the greater of 90% of its taxable income or 100% of its capital gains.

NET INCOME PER SHARE:  Net income per share is computed based on the weighted-average number of shares of 19,465 and 23,614 during 2007 and 2006, respectively.

RECLASSIFICATIONS:  Certain items in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.  REAL ESTATE LOANS

As of December 31, 2007, the Trust had two real estate loans, net totaling $9,045,401, which consist of gross real estate loans of $9,087,234 less unamortized loan fees of $41,833.

As of December 31, 2007, $2,285,068 and $6,760,333 of the outstanding balance of the Trust's real estate loans mature in 2008 and 2009, respectively.

As of December 31, 2007, the real estate loans had a weighted-average interest rate of 17.48%.  The contract rate and the pay rate on the $6,760,333 real estate loan is 20.00% and 10.00%, respectively.  The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009.  The 10.00% pay rate is payable quarterly.

As of December 31, 2007, 74.74% and 25.26% of the outstanding balance of the Trust's real estate loans were collateralized by properties in Mississippi and California, respectively.

The fair market value of the real estate loans approximated their carrying value at December 31, 2007 due to current market rates of real estate loans and their near term maturity.

3.  DISTRIBUTIONS

For federal income tax purposes:  100% of the distributions paid in 2007 were ordinary income; and 100% of the distributions paid in 2006 were nontaxable.

4.  LINE OF CREDIT

At December 31, 2007, the Trust had available a $1,000,000 line of credit.  The line of credit expires on September 1, 2008 and is secured by an interest in the $6,760,333 real estate loan.  Advances under the line bear interest at prime plus 0.50% per annum.  At December 31, 2007, there was no outstanding balance on the line of credit.

5.  DISCONTINUED OPERATIONS

The operating results of 9401 Parthenia Street in Northridge, California that was sold in December 2006 were reported as discontinued operations in 2006.  This classification had no impact on net income or net income per share for 2006.

The following is a summary of the Trust's discontinued operations for the year ended December 31, 2006.

Rent	$128,285
Operating expenses	136,395
Property taxes	127,638
Property management fees	52,800
Gain on sale of real estate	2,705,698
Discontinued operations	$2,517,150

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures.  Based on that valuation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2007.  Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of USA Real Estate Investment Trust is responsible for establishing and maintaining adequate internal control over financial reporting.

Management assessed the effectiveness of the Trust’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION.

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

The Trust has no employees.  It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

The Trustees of the Trust are as follows:

		Trustee
Name	Age	Since	Office

Gregory E. Crissman	56	1986	Trustee and Chairman, Chief Executive
			Officer and Chief Financial Officer
Benjamin A. Diaz	74	1988	Trustee and Secretary
Joyce A. Marks	73	1986	Trustee

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

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2007, the Trust was a self-administered, self-managed real estate investment trust.  The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.  No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer.  During 2007, none of the Trust's officers received compensation in excess of $65,550.

			Total		Long-Term
Name and		Officer	Annual		and other
Principal Position	Year	Compensation	Compensation		Compensation

Gregory E. Crissman, Chairman	2007	$52,800	$66,550	(1)	None

(1) Includes fees for each meeting of the Trustees attended for a total of $13,750.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2007 except Gregory E. Crissman who received compensation as an officer for work performed.  The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2007, the Trustees had ten regular meetings.  All Trustees attended all meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of December 31, 2007, the number of shares owned by each person who is known by the Trust to own beneficially more than 5% of its outstanding shares and the Trustees and officers of the Trust as a group.  No Trustee beneficially owns any shares of the Trust except as set forth below.  The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Gregory E. Crissman, Chairman, Chief Executive Officer,
Chief Financial Officer and Trustee	46	0.2555

1066 Vanderbilt Way
Sacramento, CA 95825

All Trustees and officers as a group	46	0.2555

During 2007, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or Trustee failed to file such a required report on a timely basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 13.  EXHIBITS.

3.1	Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA

3.2	Bylaws of the Trust

3.3	Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and 2.4.3 of the Amended and Restated
Declaration of Trust of Commonwealth Equity Trust USA (adopted on August 29, 1988 at the1988 Annual Meeting)

4.1	Article VIII of Exhibit 3.1

4.2	Form of Share Certificate

14.1	Code of Ethics

31.1	Section 302 Certifications as filed by the Chief Executive Officer and the Chief Financial
Officer pursuant to SEC Release No. 33-8212 and 34-47551

32.1	Section 906 Certifications as filed by the Chief Executive Officer and the Chief Financial
Officer pursuant to SEC Release No. 33-8212 and 34-47551

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to the Trust for 2007 and 2006 by Perry-Smith LLP, the Trust's principal accounting firm.

	2007	2006

Audit fees	$40,700	$37,600
Audit related fees	--	--
Tax fees	--	--
	$40,700	$37,600

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and tax services and fees provided by the independent auditor during 2007 and 2006.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 28, 2008		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chairman, Chief Executive Officer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	March 28, 2008		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chairman, Chief Executive Officer
and Chief Financial Officer

Dated:	March 28, 2008	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee

Dated:	March 28, 2008	By:	/s/ Joyce A. Marks
Joyce A. Marks
Trustee