Form 10-Q
period 2008-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2008-05-12
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST

California	68-0420085
I.R.S. Employer Identification No.

425 Fairgate Road, Sacramento, California  95825

(916) 761-4992

COMMONWEALTH EQUITY TRUST USA

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of May 9, 2008:  18,007

Transitional Small Business Disclosure Format (Check One):  Yes☐ No☒

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

March 31,
2008
Assets

Real estate loans, net	$9,296,777
Interest receivable	1,055,949
Cash	175,827
Other assets	1,664
Total assets	$10,530,217

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$325,000
Total liabilities	325,000

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,334
Distributions in excess of cumulative net income	(16,168,124)
Total shareholders’ equity	10,205,217

Total liabilities and shareholders’ equity	$10,530,217

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
Interest income	$420,158	$238,217

Expenses:
General and administrative expense	61,249	64,765

Net income	$358,909	$173,452

Net income per share	$19.93	$7.60

Weighted-average number of shares outstanding	18,007	22,816

Dividends per share	$16.00	$0.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358,909	$173,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees	(10,666)	(7,167)
Changes in operating assets and liabilities:
Increase in interest receivable	(86,521)	(125,975)
Decrease (Increase) in other assets	1,251	(19,603)
Decrease in accounts payable	--	(6,108)

Net cash provided by operating activities	262,973	14,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans	(240,710)	(7,570,319)
Receipt of loan fees	--	94,000

Net cash used in investing activities	(240,710)	(7,476,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares	--	(894,750)
Dividends paid	(288,118)	--
Advances on line of credit	325,000	--

Net cash provided by (used in) financing activities	36,882	(894,750)

NET INCREASE (DECREASE) IN CASH	59,145	(8,356,470)

CASH AT BEGINNING OF PERIOD	116,682	11,999,804

CASH AT END OF PERIOD	$175,827	$3,643,334

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

NET INCOME PER SHARE:  Net income per share is computed based on the weighted average number of shares outstanding during the three months ended March 31, 2008 and 2007.

RECLASSIFICATIONS:  Certain items in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

NEW ACCOUNTING PRONOUNCEMENTS:  In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  The Trust does not intend to make this fair value election.

3.	REAL ESTATE LOANS

As of March 31, 2008, the Trust had two real estate loans, net totaling $9,296,777, which consist of gross real estate loans of $9,327,944 less unamortized loan fees of $31,167.

As of March 31, 2008, $2,527,944 and $6,768,833 of the outstanding balance of the Trust’s real estate loans mature in 2008 and 2009, respectively.

As of March 31, 2008, the real estate loans had a weighted-average interest rate of 17.28%.  The contract rate and the pay rate on the $6,768,833 real estate loan is 20.00% and 10.00% respectively.  The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009.  The 10.00% pay rate is payable quarterly.

As of March 31, 2008, 72.81% and 27.19% of the outstanding balance of the Trust’s real estate loans were collateralized by properties in Mississippi and California, respectively.

The fair market value of the real estate loans approximated their carrying value at March 31, 2008 due to current market rates of real estate loans and their near term maturity.

4.	LINE OF CREDIT

At March 31, 2008, the Trust had available a $1,000,000 line of credit.  The line of credit expires on September 1, 2008 and is secured by an interest in the $6,768,833 real estate loan.  Advances under the line bear interest at prime plus 0.50% per annum.  At March 31, 2008, there was a $325,000 outstanding balance on the line of credit.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

RESULTS OF OPERATIONS

Interest income increased in 2008 compared to 2007 due to higher average real estate loan balances.

LIQUIDITY AND CAPITAL RESOURCES

The Trust expects to meet its short-term liquidity requirements through cash on hand, net cash provided by operations, collections on real estate loans and borrowings collateralized by real estate loans.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES

    The Trust has no contractual obligations or contingent liabilities.

ITEM 4	CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 6	EXHIBITS

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

May 9, 2008	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

May 9, 2008	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee