Form 10QSB
period 2008-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2008-08-14
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of August 11, 2008:  18,007

Transitional Small Business Disclosure Format (Check One):  Yes☐ No☒

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

June 30,
2008
Assets

Real estate loans, net	$9,368,494
Interest receivable	1,427,412
Cash	97,858
Other assets	415
Total assets	$10,894,179

Liabilities and Shareholders' Equity

Liabilities:
Line of credit	$625,000
Total liabilities	625,000

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(16,104,163)
Total shareholders’ equity	10,269,179

Total liabilities and shareholders’ equity	$10,894,179

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues:
Interest income	$436,785	$410,775

Expenses:
General and administrative expense	84,706	64,816

Net income	$352,079	$345,959

Net income per share	$19.55	$18.19

Weighted-average number of shares outstanding	18,007	19,019

Dividends per share	$16.00	$20.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Revenues:
Interest income	$856,943	$648,992

Expenses:
General and administrative expense	145,955	129,581

Net income	$710,988	$519,411

Net income per share	$39.48	$24.83

Weighted-average number of shares outstanding	18,007	20,918

Dividends per share	$32.00	$20.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$710,988	$519,411
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees	(19,166)	(22,167)
Changes in operating assets and liabilities:
Increase in interest receivable	(457,984)	(284,575)
Decrease in other assets	2,500	5,599
Decrease in accounts payable	--	(6,108)

Net cash provided by operating activities	236,338	212,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans	(303,927)	(7,644,926)
Receipt of loan fees	--	94,000

Net cash used in investing activities	(303,927)	(7,550,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares	--	(2,885,021)
Dividends paid	(576,235)	(384,452)
Advances on line of credit	625,000	--

Net cash provided by (used in) financing activities	48,765	(3,269,473)

NET INCREASE IN CASH	(18,824)	(10,608,239)

CASH AT BEGINNING OF PERIOD	116,682	11,999,804

CASH AT END OF PERIOD	$97,858	$1,391,565

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements
June 30, 2008
Unaudited

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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless it is probable that they are impaired.  If it is probable that a real estate loan is impaired, the Trust would record an impairment loss of the amount by which the carrying value exceeds the expected discounted cash flows estimated to be generated from the collateral.

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

REVENUE RECOGNITION:  Interest income is accrued on the outstanding principal amounts of the real estate loans.  Income recognition would be suspended if full recovery of interest and principal appears uncertain.  Loan fees are recognized as interest income over the lives of the related real estate loans using the straight-line method.

INCOME TAXES:  The Trust has elected to be taxed as a real estate investment trust.  Accordingly, the Trust does not pay income taxes on income because distributions to shareholders are at least equal to the greater of 90 percent of its taxable income or 100 of its capital gains.

NET INCOME PER SHARE:  Net income per share is computed based on the weighted average number of shares outstanding during the three months and six months ended June 30, 2008 and 2007.

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

As of June 30, 2008, the Trust had two real estate loans, net totaling $9,368,494, which consist of gross real estate loans of $9,391,161 less unamortized loan fees of $22,667.

As of June 30, 2008, $2,591,161 and $6,777,333 of the outstanding balance of the Trust’s real estate loans mature in 2008 and 2009, respectively.

As of June 30, 2008, the real estate loans had a weighted-average interest rate of 18.34%.  The contract rate and the pay rate on the $6,777,333 real estate loan is 20.00% and 10.00% respectively.  The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009.  The 10.00% pay rate is payable quarterly.

As of June 30, 2008, 72.34% and 27.66% of the outstanding balance of the Trust’s real estate loans were collateralized by properties in Mississippi and California, respectively.

The fair market value of the real estate loans approximated their carrying value at June 30, 2008 due to current market rates of real estate loans and their near term maturity.

4.	LINE OF CREDIT

At June 30, 2008, the Trust had available a $1,000,000 line of credit.  The line of credit expires on September 1, 2008 and is secured by an interest in the $6,777,333 real estate loan.  Advances under the line bear interest at prime plus 0.50% per annum.  At June 30, 2008, there was a $625,000 outstanding balance on the line of credit.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless it is probable that they are impaired.  If it is probable that a real estate loan is impaired, the Trust would record an impairment loss of the amount by which the carrying value exceeds the expected discounted cash flows estimated to be generated from the collateral.

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

August 14, 2008	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

August 14, 2008	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee