Form 10-Q
period 2008-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2008-11-19
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common equity, as of November 19, 2008:  18,007

Transitional Small Business Disclosure Format (Check One):  Yes☐ No☒

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

September 30,
2008
Assets

Real estate loans, net	$7,385,833
Interest receivable	1,244,883
Cash	1,189,284
Total assets	$9,820,000

Shareholders' Equity

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(16,553,342)
Total shareholders’ equity	$9,820,000

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2008		2007

Revenues:
Interest income		$(90,381)	$412,177

Expenses:
General and administrative expense		70,680	58,877

Net (loss) income	$	(161,061)	$353,300

Net (loss) income per share	$	(8.94)	$19.62

Weighted-average number of shares outstanding		18,007	18,007

Dividends per share		$16.00	$16.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Revenues:
Interest income	$766,562	$1,061,169

Expenses:
General and administrative expense	216,635	188,458

Net income	$549,927	$872,711

Net income per share	$30.54	$43.75

Weighted-average number of shares outstanding	18,007	19,949

Dividends per share	$48.00	$36.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$549,927	$872,711
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees	(27,667)	(37,167)
Changes in operating assets and liabilities:
Increase in interest receivable	(275,455)	(626,497)
Decrease in other assets	2,915	849
Decrease in accounts payable	--	(6,108)

Net cash provided by operating activities	249,720	203,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans	(303,927)	(8,088,380)
Receipt of loan fees	--	94,000
Collections on real estate loans	1,991,161	--

Net cash provided by (used in) investing activities	1,687,234	(7,994,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares	--	(2,885,021)
Dividends paid	(864,353)	(672,570)

Net cash used in financing activities	(864,353)	(3,557,591)

NET INCREASE (DECREASE) IN CASH	1,072,602	(11,348,183)

CASH AT BEGINNING OF PERIOD	116,682	11,999,804

CASH AT END OF PERIOD	$1,189,284	$651,621

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements
September 30, 2008
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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless it is probable that they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

CASH:  Cash consists of demand deposits with financial institutions.

DISTRIBUTIONS IN EXCESS OF CUMULATIVE NET INCOME:  The Trust has a general policy of distributing cash to its shareholders in an amount that approximates taxable income plus non-cash charges such as depreciation and amortization.  As a result, distributions to shareholders exceed cumulative net income.

REVENUE RECOGNITION:  Interest income is accrued on the outstanding principal amounts of the real estate loans.  When the Trust determines that a loan is impaired, income recognition is suspended if full recovery of interest and principal appears uncertain.  Cash receipts will be allocated to interest income except when the Trust believes the loan is not fully recoverable.  Loan fees are recognized as interest income over the lives of the related real estate loans using the straight-line method.

INCOME TAXES:  The Trust has elected to be taxed as a real estate investment trust.  Accordingly, the Trust does not pay income taxes on income because distributions to shareholders are at least equal to the greater of 90 percent of its taxable income or 100 of its capital gains.

NET INCOME PER SHARE:  Net income per share is computed based on the weighted average number of shares outstanding during the three months and nine months ended September 30, 2008 and 2007.

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

As of September 30, 2008, the Trust had two real estate loans, net totaling $7,385,833, which consist of gross real estate loans of $7,400,000 less unamortized loan fees of $14,167.

As of September 30, 2008, $6,785,833 and $600,000 of the outstanding balance of the Trust’s real estate loans mature in 2009 and 2010, respectively.

As of September 30, 2008, the real estate loans had a weighted-average interest rate of 19.19%.  The contract rate and the pay rate on the $6,785,833 real estate loan is 20.00% and 10.00% respectively.  The accrued and unpaid 10.00% is payable on the earlier of the payoff of the loan or March 1, 2009.  The 10.00% pay rate is payable quarterly.

As of September 30, 2008, 91.88% and 8.12% of the outstanding balance of the Trust’s real estate loans were collateralized by properties in Mississippi and California, respectively.

The fair market value of the real estate loans approximated their carrying value at September 30, 2008 due to current market rates of real estate loans and their near term maturity.

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

RESULTS OF OPERATIONS

In August 2008, the $2,591,161.00 loan made by the Trust and collateralized by a marina located at 4350 Riverside Boulevard in Sacramento, California was paid in full.  Payment consisted of cash in the sum of $1,991,161.00, and a new loan in the principal sum of $600,000.00.  The new $600,000.00 loan is personally guaranteed by the principal members of the borrower, and is also secured by a deed of trust and security agreement against the hotel and marina located at 4350 Riverside Boulevard in Sacramento, California, subordinate to another loan on the same property.  The new $600,000.00 loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000.00 principal balance due August 2010.  Interest payments on the new loan are current.

The Trust is the owner and beneficiary of a $6,800,000.00 loan secured by 121 acres of real property located in Wiggins, Mississippi, plus personal guarantees from the former and current managing members of the borrowing entity.  The Trust believes that the value of the 121 acres of real property exceeds the amount necessary to pay the loan in full, including principal, interest, late charges, and costs.  However, actual results could differ from these estimates based on the circumstances noted below.

Though development of the real property security for commercial users is continuing, the borrower is not now current with its required interest payments to the Trust.  The Trust has therefore commenced a foreclosure and sale of the securing real property, and collection under the personal guarantees of the managing members.

Under Mississippi law, the Trust is permitted to hold a foreclosure sale after twenty-one days notice.  If the proceeds from the foreclosure sale are not sufficient to pay the Trust’s loan in full, action will be continued against the guarantors for the balance owed.

Commencement of the foreclosure process does not preclude a work-out agreement with the borrower, on terms satisfactory to the Trust, prior to the sale date.

As a result of the above matters, the Trust has determined that this loan is impaired at September 30, 2008 because the borrower is currently past due three scheduled interest payments and because of the pending foreclosure proceedings.  The Trust has suspended accrual of  interest on the loan for those interest payments that were contractually due as of July 1, 2008 and has also reversed $330,000 of interest accrued in the first and second quarters of 2008 related to scheduled payments that have not been paid.  As a result, the Trust reported negative interest income for the three months ended September 30, 2008.

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

November 19, 2008	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

November 19, 2008	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee