Form 10-K
period 2008-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2009-10-13
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Small Business Issuer as specified in its Charter)

California	68-0420085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

641 Fulton Avenue, Suite 200, Sacramento, California  95825
(Address of principal executive offices)  (Zip Code)

(916) 761-4992
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

Shares of Beneficial Interest
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☐ No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                  ☒

Indicate by check mark if Registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).                                                                                                  Yes☐  No☒

The aggregate market value of the registrant’s voting shares held by non-affiliates:  no established market exists for the registrant’s shares of beneficial interest.

The number of shares of beneficial interest outstanding at October 13, 2009 was 18,007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

USA REAL ESTATE INVESTMENT TRUST

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

The office of the Trust is located at 641 Fulton Avenue, Suite 200, in Sacramento, California.

INVESTMENT OBJECTIVES

The Trust seeks to invest in real estate investments in order to produce income.

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

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Trust had no meetings in the fourth quarter.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of October 13, 2009, the Trust had 18,007 shares outstanding to 2,118 shareholders of record.

No active public trading market presently exists for the shares of the Trust.  The Trust does not anticipate that an active public trading market will exist within the foreseeable future.  Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the- Counter Bulletin Board.

In 2008, the Trust paid four distributions of $16, $16, $16 and $8 per share to shareholders of record on March 1, 2008, June 1, 2008, September 1, 2008 and December 1, 2008, respectively.  In 2007, the Trust paid four distributions of $8, $12, $16 and $16 per share to shareholders of record on May 1, 2007, June 1, 2007, September 1, 2007 and December 1, 2007, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING ESTIMATES

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless it is probable that they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to a provision for loan losses.

FINANCIAL CONDITION

The Trust acquired one hundred and twenty-one acres of land in Wiggins, Mississippi through foreclosure on January 6, 2009.  Wiggins, Mississippi is located thirty one miles north of Gulfport, Mississippi on Highway 49.

The Trust has no maturing debt to refinance in this period of decreased availability of financing and decreased demand for real estate.  The only outstanding debt the Trust has is accounts payable.

RESULTS OF OPERATIONS

In August 2008, the $2,591,161 loan made by the Trust and collateralized by the marina located at 4350 Riverside Boulevard in Sacramento, California was paid in full.  Payment consisted of cash in the sum of $1,991,161 and a new loan in the principal sum of $600,000.  The new $600,000 loan is secured by a deed of trust and security agreement against the property located at 4350 Riverside Boulevard in Sacramento, California, subordinate to another loan on the same property and is also personally guaranteed by the principal members of the borrower.  The new $600,000 loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due August 2010.

Interest income decreased significantly in 2008 compared to 2007 primarily because the Trust recognized no interest income in 2008 on the $6,800,000 real estate loan that was collateralized by the one hundred and twenty one acres in Wiggins, Mississippi that the Trust acquired through foreclosure in January 2009.

The Trust recognized an impairment charge of $2,015,364 in 2008 compared to none in 2007.  This write-down resulted from declining real estate values which adversely impacted the value of the one hundred and twenty one acres in Wiggins, Mississippi that the Trust acquired through foreclosure in January 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Trust expects to meet its short-term liquidity requirements through cash on hand, net cash provided by operations, proceeds from the sale of real estate, collections on real estate loans and borrowings collateralized by real estate owned.  The Trust expects it will have sufficient liquidity and cash resources to meet its capital requirements in 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust has no off-balance sheet arrangements.

IMPACT OF INFLATION

The Trust's operations have not been materially affected by inflation.  The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Report of Independent Registered Public Accounting Firm .....................................	10

Balance Sheet
As of December 31, 2008 and 2007 .....................................................................	11

Statements of Operations
Years Ended December 31, 2008 and 2007 ..........................................................	12

Statements of Changes in Shareholders' Equity
Years Ended December 31, 2008 and 2007 ..........................................................	13

Statements of Cash Flows
Years Ended December 31, 2008 and 2007 ..........................................................	14

Notes to Financial Statements ....................................................................................	15

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Trustees of
USA Real Estate Investment Trust

We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 2008 and 2007 and the related statements of income, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Perry-Smith LLP

Sacramento, California
October 7, 2009

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet

	December 31,	December 31,
	2008	2007

Assets

Real estate loans, net	$6,302,980	$9,045,401
Interest receivable	7,134	969,428
Cash	862,537	119,597
Total assets	$7,172,651	$10,134,426

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$83,636	$--

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	$18,007	$18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(19,284,327)	(16,238,916)
Total shareholders' equity	7,089,015	10,134,426

Total liabilities and shareholders' equity	$7,172,651	$10,134,426

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2008 and 2007

	2008		2007

Revenues:
Interest income		$272,068	$1,476,501

Expenses:
General and administrative		293,705	245,077
Impairment charge		2,015,364	--
		2,309,069	245,077

Net (loss) income	$	(2,037,001)	$1,231,424

Net (loss) income per share	$	(113.12)	$63.26

Weighted-average number of shares		18,007	19,465

Distributions per share		$56.00	$52.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of  Changes in Shareholders' Equity
Years Ended December 31, 2008 and 2007

	Shares of Beneficial		Additional	Distributions	Total
	Interest		Paid-in	in Excess of	Shareholders'
	Number	Amount	Capital	Net Income	Equity

December 31, 2006	23,369	$23,369	$29,234,993	$(16,509,652)	$12,748,710

Repurchases
of shares	(5,362)	(5,362)	(2,879,658)		(2,885,020)

Net income				1,231,424	1,231,424

Distributions				(960,688)	(960,688)

December 31, 2007	18,007	18,007	26,355,335	(16,238,916)	10,134,426

Net loss				(2,037,001)	(2,037,001)

Distributions				(1,008,410)	(1,008,410)

December 31, 2008	18,007	$18,007	$26,355,335	$ (19,284,327)	$7,089,015

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(2,037,001)	$1,231,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charge		2,015,364	--
Amortization of loan fees		(36,167)	(52,167)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable		270,011	(969,428)
Decrease in rent receivable		--	5,014
Increase (decrease) in accounts payable		83,636	(6,108)

Net cash provided by operating activities		295,843	208,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans		(535,654)	(8,337,234)
Receipt of loan fees		--	94,000
Collections on real estate loans		1,991,161	--

Net cash provided by (used in) investing activities		1,455,507	(8,243,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of shares		--	(2,885,020)
Distributions paid		(1,008,410)	(960,688)

Net cash used in financing activities		(1,008,410)	(3,845,708)

NET INCREASE (DECREASE) IN CASH		742,940	(11,880,207)

CASH AT BEGINNING OF PERIOD		119,597	11,999,804

CASH AT END OF PERIOD		$862,537	$119,597

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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

CASH:  Cash consists of demand deposits with financial institutions.  Cash balances periodically exceeded the insurable amounts.

DISTRIBUTIONS IN EXCESS OF NET INCOME:  The Trust has a general policy of distributing cash to its shareholders in an amount that approximates taxable income plus noncash charges such as depreciation and amortization.  As a result, distributions to shareholders exceed cumulative net income.

SEGMENT POLICY:  The Trust operates in one business segment.  For the years ended December 31, 2008 and December 31, 2007, all material revenues have been derived from domestic operations.

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

NET INCOME PER SHARE:  Net income per share is computed based on the weighted-average number of shares of 18,007 and 19,465 during 2008 and 2007, respectively.

RECLASSIFICATIONS:  Certain items in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

NEW ACCOUNTING PRONOUNCEMENTS:  In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including Amendment of FASB Statement No. 115.  This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007.  The Trust adopted Statement of Financial Accounting Standards No. 159 on January 1, 2008, but did not elect the fair value option.

In April, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 becomes effective for the Trust on April 1, 2009. Management has determined that the adoption of FSP FAS 157-4 will not have an impact on the financial statements.

In May, 2009, the Financial Accounting Standards Board (FASB) issued SFAS 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 becomes effective for the Trust on April 1, 2009. Management has determined that the adoption of SFAS 165 will not have an impact on the financial statements.

In June, 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 becomes effective for the Trust on July 1, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements.

2.  REAL ESTATE LOANS

At December 31, 2008, the Trust had two real estate loans totaling $6,302,980.  At December 31, 2007, the Trust had two real estate loans, net totaling $9,045,401, which consisted of gross real estate loans of $9,087,234 less unamortized loan fees of $41,833.

At December 31, 2008, the Trust’s $600,000 real estate loan had an interest rate of 10.00% and matures in August 2010.  The Trust’s other loan was impaired at December 31, 2008 and was subsequently foreclosed upon on January 6, 2009.

At December 31, 2008, the Trust’s $600,000 real estate loan was collateralized by property in California.  At December 31, 2007, 74.74% and 25.26% of the outstanding balance of the Trust real estate loans were collateralized by properties in Mississippi and California, respectively.

In December 2008, the Trust commenced foreclosure proceedings on its loan collateralized by one hundred and twenty-one acres of land in Wiggins, Mississippi and completed the foreclosure on January 6, 2009.  As this event provides additional information about conditions that existed at December 31, 2008, its effects have been recognized in the financial statements through an impairment charge of $2,015,364.  This impairment charge was determined by obtaining an updated appraisal on the property and reducing this value by estimated costs to sell.

The fair market value of the Trust’s $600,000 real estate loan approximated its carrying value at December 31, 2008 due to current market rates of real estate loans and its near term maturity.

3.  DISTRIBUTIONS

For federal income tax purposes:  51% of the distributions paid in 2008 were ordinary income and 49% were nontaxable.  100% of the distributions paid in 2007 were ordinary income.

4.  SUBSEQUENT EVENT

On March 17, 2009 the Trust paid a distribution of $8.00 per share to shareholders of record on March 1, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures.  Based on that valuation, he concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2008.  Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Based on its assessment, management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

The Trust has no employees.  It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

The Trustees of the Trust are as follows:

		Trustee
Name	Age	Since	Office

Gregory E. Crissman	57	1986	Trustee and Chairman, Chief Executive
			Officer and Chief Financial Officer
Benjamin A. Diaz	75	1988	Trustee and Secretary
Joyce A. Marks	74	1986	Trustee

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2008, the Trust was a self-administered, self-managed real estate investment trust.  The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.  No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer.  During 2008, none of the Trust's officers received compensation in excess of $65,175.

			Total		Long-Term
Name and		Officer	Annual		and other
Principal Position	Year	Compensation	Compensation		Compensation

Gregory E. Crissman, Chairman	2008	$52,800	$65,175	(1)	None

(1) Includes fees for each meeting of the Trustees attended for a total of $12,375.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2008 except Gregory E. Crissman who received compensation as an officer for work performed.  The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2008, the Trustees had ten regular meetings.  All Trustees attended all meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth as of October 13, 2009, the number of shares owned by each person who is known by the Trust to own beneficially more than 5% of its outstanding shares and the Trustees and officers of the Trust as a group.  No Trustee beneficially owns any shares of the Trust except as set forth below.  The Trust has been advised that all of such shares are beneficially owned and the sole investment and voting power is held by the persons named:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Gregory E. Crissman, Chairman, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Trustee	46	0.2555

1066 Vanderbilt Way
Sacramento, CA 95825

All Trustees and officers as a group	46	0.2555

During 2008, based upon a review of the Forms 3, 4 and 5 on file with the Trust, it does not appear that any officer or Trustee failed to file such a required report on a timely basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to the Trust for 2008 and 2007 by Perry-Smith LLP, the Trust's principal accounting firm.

	2008	2007

Audit fees	$42,000	$40,700
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
	$42,000	$40,700

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2008 and 2007.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated:	October 13, 2009		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	October 13, 2009		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Dated:	October 13, 2009	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee

Dated:	October 13, 2009	By:	/s/ Joyce A. Marks
Joyce A. Marks
Trustee