Form 10-Q
period 2009-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2009-11-16
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
641 Fulton Avenue, Suite 200
Sacramento, CA  95825
(Address of Principal Executive Offices, Including Zip Code)

(916) 761-4992
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes     ☑ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

     As of November 16, 2009, 18,007 shares of the registrant’s common stock were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

March 31,
2009
Assets

Real estate owned	$5,725,073
Real estate loan	600,000
Interest receivable	22,192
Cash	510,314
Total assets	$6,857,579

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$41,278

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(19,557,041)
Total shareholders’ equity	$6,816,301

Total liabilities and shareholders’ equity	$6,857,579

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009		2008

Revenues:
Interest income		$20,864	$420,158

Expenses:
General and administrative expense		100,929	61,249
Operating expense		48,591	--
		149,520	61,249

Net (loss) income	$	(128,656)	$358,909

Net (loss) income per share	$	(7.14)	$19.93

Weighted-average number of shares outstanding		18,007	18,007

Distributions per share		$8.00	$16.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(128,656)	$358,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees		--	(10,666)
Changes in operating assets and liabilities:
Increase in interest receivable		(15,058)	(86,521)
Decrease in other assets		--	1,251
Decrease in accounts payable		(42,358)	--

Net cash (used in) provided by operating activities		(186,072)	262,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned		(22,093)	--
Investments in real estate loans		--	(240,710)

Net cash used in investing activities		(22,093)	(240,710)

CASH FLOWS FROM FINANCING ACTIVITIES:			--
Distributions paid		(144,058)	(288,118)
Advances on line of credit		--	325,000

Net cash (used in) provided by financing activities		(144,058)	36,882

NET (DECREASE) INCREASE IN CASH		(352,223)	59,145

CASH AT BEGINNING OF PERIOD		862,537	116,682

CASH AT END OF PERIOD		$510,314	$175,827

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

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Fair value was derived from a recent appraisal of the property which was reviewed by the Trust.  The current market for comparable properties in southern Mississippi is weak and there are no recent sales of comparable properties.  These conditions are not indicative of an active market.  Appraised values in such markets are potentially subject to significant fluctuations if and when sales of comparable properties occur.  The Trust monitors valuations in this market through discussions with developers and others, plus its own assessments of the highest and best use for real estate owned.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the three months ended March 31, 2009 and March 31, 2008, all material revenues have been derived from domestic operations.

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

NET INCOME PER SHARE:  Net income per share is computed based on the weighted-average number of shares outstanding.

RECLASSIFICATIONS:  Certain items in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

NEW ACCOUNTING PRONOUNCEMENTS:  In April, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 becomes effective for the Trust on April 1, 2009. Management has determined that the adoption of FSP FAS 157-4 will not have an impact on the financial statements.

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

2.  REAL ESTATE LOAN

As of March 31, 2009 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

The fair value of the $600,000 real estate loan approximated its carrying value as of March 31, 2009 due to current market rates of real estate loans and its near term maturity.  The Trust has assessed the collectibility of the real estate loan and unpaid interest of $37,184 and believes them to be fully collectible at September 30, 2009.

3.  SUBSEQUENT EVENT

On November 9, 2009 the Trust borrowed $300,000 under a promissory note collateralized by a deed of trust on the one hundred and twenty-one acres in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Fair value was derived from a recent appraisal of the property which was reviewed by the Trust.  The current market for comparable properties in southern Mississippi is weak and there are no recent sales of comparable properties.  These conditions are not indicative of an active market.  Appraised values in such markets are potentially subject to significant fluctuations if and when sales of comparable properties occur.  The Trust monitors valuations in this market through discussions with developers and others, plus its own assessments of the highest and best use for real estate owned.

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

RESULTS OF OPERATIONS

Interest revenues were lower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to lower average real estate loan balances.

General and administrative expense increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to increased legal and professional fees related to the acquisition of the one hundred and twenty-one acres in Wiggins, Mississippi and unsuccessful efforts to sell the property.

 When the Trust acquired the one hundred and twenty-one acres in Wiggins, Mississippi through foreclosure on January 6, 2009 it transferred the related real estate loan balance to real estate owned.  All of the operating expense for the three months ended March 31, 2009 relate to this property.  The Trust had no real estate owned or operating expense in the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Trust expects to meet its short-term liquidity requirements from cash on hand, collections on its real estate loan, borrowings collateralized by real estate owned and the sale of real estate owned.

Currently, the Trust has no substantial income, but continuing expenses.  As a result the Trustees have suspended distributions at this time.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4	CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust had no meetings in the first quarter.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 2009	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

November 16, 2009	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee