Form 10-Q
period 2009-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2009-11-16
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
641 Fulton Avenue, Suite 200
Sacramento, CA  95825
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

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

June 30,
2009
Assets

Real estate owned	$5,738,256
Real estate loan	600,000
Interest receivable	20,943
Cash	354,675
Total assets	$6,713,874

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$103,869

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(19,763,337)
Total shareholders’ equity	$6,610,005

Total liabilities and shareholders’ equity	$6,713,874

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009		2008

Revenues:
Interest income		$21,096	$436,785

Expenses:
General and administrative expense		132,623	84,706
Operating expense		94,769	--
		227,392	84,706

Net (loss) income	$	(206,296)	$352,079

Net (loss) income per share	$	(11.46)	$19.55

Weighted-average number of shares outstanding		18,007	18,007

Distributions per share		$0.00	$16.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2009		2008

Revenues:
Interest income		$41,960	$856,943

Expenses:
General and administrative expense		233,552	145,955
Operating expense		143,360	--
		376,912	145,955

Net (loss) income	$	(334,952)	$710,988

Net (loss) income per share	$	(18.60)	$39.48

Weighted-average number of shares outstanding		18,007	18,007

Distributions per share		$8.00	$32.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(334,952)	$710,988
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees		--	(19,166)
Changes in operating assets and liabilities:
Increase in interest receivable		(13,809)	(457,984)
Decrease in other assets		--	2,500
Increase in accounts payable		20,233	--

Net cash (used in) provided by operating activities		(328,528)	236,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned		(35,276)	--
Investments in real estate loans		--	(303,927)

Net cash used in investing activities		(35,276)	(303,927)

CASH FLOWS FROM FINANCING ACTIVITIES:			--
Distributions paid		(144,058)	(576,235)
Advances on line of credit		--	625,000

Net cash (used in) provided by financing activities		(144,058)	48,765

NET (DECREASE) INCREASE IN CASH		(507,862)	(18,824)

CASH AT BEGINNING OF PERIOD		862,537	116,682

CASH AT END OF PERIOD		$354,675	$97,858

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the six months ended June 30, 2009 and June 30, 2008, all material revenues have been derived from domestic operations.

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

NEW ACCOUNTING PRONOUNCEMENTS:  In April, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 became effective for the Trust on April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on the financial statements.

In May, 2009, the Financial Accounting Standards Board (FASB) issued SFAS 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Trust on April 1, 2009. The adoption of SFAS 165 did not have an impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance.

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

2.  REAL ESTATE LOAN

As of June 30, 2009 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

The fair value of the $600,000 real estate loan approximated its carrying value as of June 30, 2009 due to current market rates of real estate loans and its near term maturity.  The Trust has assessed the collectibility of the real estate loan and unpaid interest of $37,184 and believes them to be fully collectible at September 30, 2009.

3.  SUBSEQUENT EVENT

On November 9, 2009 the Trust borrowed $300,000 under a promissory note collateralized by a deed of trust on the one hundred and twenty-one acres in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The Trust evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the financial statements were issued.  Other than the item noted above, no subsequent events occurred.

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

RESULTS OF OPERATIONS

Interest revenues were lower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to lower average real estate loan balances.

General and administrative expense increased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to increased legal and professional fees related to the acquisition of the one hundred and twenty-one acres in Wiggins, Mississippi and unsuccessful efforts to sell the property.

When the Trust acquired the one hundred and twenty-one acres in Wiggins, Mississippi through foreclosure on January 6, 2009 it transferred the related real estate loan balance to real estate owned.  All of the operating expense for the six months ended June 30, 2009 relate to this property.  The Trust had no real estate owned or operating expense in the six months ended June 30, 2008.

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

The Trust had no meetings in the second quarter.

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