Form 10-Q
period 2009-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2009-11-16
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
641 Fulton Avenue, Suite 200
Sacramento, CA  95825
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

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheet
(Unaudited)

September 30,
2009
Assets

Real estate owned	$5,782,922
Real estate loan	600,000
Interest receivable	37,184
Cash	248,125
Total assets	$6,668,231

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$168,723

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007
Additional paid-in capital	26,355,335
Distributions in excess of cumulative net income	(19,873,834)
Total shareholders’ equity	$6,499,508

Total liabilities and shareholders’ equity	$6,668,231

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Three Months Ended September 30,
	2009		2008

Revenues:
Interest income		$21,328	$	(90,381)

Expenses:
General and administrative expense		113,886		70,680
Operating expense		17,939		--
		131,825		70, 680

Net (loss) income	$	(110,497)	$	(161,061)

Net (loss) income per share	$	(6.14)	$	(8.94)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$8.00		$16.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Income
(Unaudited)

	Nine Months Ended September 30,
	2009		2008

Revenues:
Interest income		$63,288	$766,562

Expenses:
General and administrative expense		347,438	216,635
Operating expense		161,299	--
		508,737	216,635

Net (loss) income	$	(445,449)	$549,927

Net (loss) income per share	$	(24.74)	$30.54

Weighted-average number of shares outstanding		18,007	18,007

Distributions per share		$8.00	$48.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009		2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(445,449)	$549,927
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of loan fees		--	(27,667)
Changes in operating assets and liabilities:
Increase in interest receivable		(30,050)	(275,455)
Decrease in other assets		--	2,915
Increase in accounts payable		85,087	--

Net cash (used in) provided by operating activities		(390,412)	242,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate		(79,942)	--
Investments in real estate loans		--	(303,927)
Collections on real estate loans		--	1,991,161

Net cash (used in) provided by investing activities		(79,942)	1,687,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid		(144,058)	(864,353)

Net cash used in financing activities		(144,058)	(864,353)

NET (DECREASE) INCREASE IN CASH		(614,412)	1,072,602

CASH AT BEGINNING OF PERIOD		862,537	116,682

CASH AT END OF PERIOD		$248,125	$1,189,284

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the nine months ended September 30, 2009 and September 30, 2008, all material revenues have been derived from domestic operations.

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

RECENTLY ADOPTED ACCOUNTING GUIDANCE:  On September 30, 2009, the Trust adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

Fair Value Accounting. On June 30, 2009, the Trust adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the financial statements.

On June 30, 2009, the Trust adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the financial statements.

On June 30, 2009, the Trust adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the financial statements.

On January 1, 2009, the Trust adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

Other. On June 30, 2009, the Trust adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements because the Trust already followed a similar approach prior to the adoption of this new guidance.

2.  REAL ESTATE LOAN

As of September 30, 2009 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

The fair value of the $600,000 real estate loan approximated its carrying value as of September 30, 2009 due to current market rates of real estate loans and its near term maturity.  The Trust has assessed the collectibility of the real estate loan and unpaid interest of $37,184, and believes them to be fully collectible at September 30, 2009.

3.  SUBSEQUENT EVENT

On November 9, 2009 the Trust borrowed $300,000 under a promissory note collateralized by a deed of trust on the one hundred and twenty-one acres in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The Trust evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009, the date the financial statements were issued.  Other than the item noted above, no other subsequent events occurred.

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

RESULTS OF OPERATIONS

Interest revenues were lower in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to lower average real estate loan balances.

General and administrative expense increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to increased legal and professional fees related to the acquisition of the one hundred and twenty-one acres in Wiggins, Mississippi and unsuccessful efforts to sell the property.

When the Trust acquired the one hundred and twenty-one acres in Wiggins, Mississippi through foreclosure on January 6, 2009 it transferred the related real estate loan balance to real estate owned.  All of the operating expense for the nine months ended September 30, 2009 relate to this property.  The Trust had no real estate owned or operating expense in the nine months ended September 30, 2008.

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

The Trust had no meetings in the third quarter.

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