Form 10-K/A
period 2008-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2009-11-17
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K of USA Real Estate Investment Trust for year ended December 31, 2008 which was originally filed on October 13, 2009 (“Original Filing”) in order to correct the language of the certifications required by Item 601(b)(31) of Regulation S-K as filed herewith.  Except for the amendment described above, the Amendment No. 1 does not revise, update, or in any way affect any information or disclosure contained in the Original Filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  Accordingly, this Amendment No. 1 should be read in conjunction with our Securities and Exchange Commission filings made subsequent to the Original Filing.

USA REAL ESTATE INVESTMENT TRUST
FORM 10-K/A
Year Ended December 31, 2008

TABLE OF CONTENTS

		Page
PART IV.
Item 15	Exhibits and Financial Statement Schedules	3
Signatures		4

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1		Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA

3.2		Bylaws of the Trust

3.3		Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and 2.4.3 of the Amended and Restated Declaration of Trust of Commonwealth Equity Trust USA (adopted on August 29, 1988 at the1988 Annual Meeting)

4.1		Article VIII of Exhibit 3.1

4.2		Form of Share Certificate

14.1		Code of Ethics

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
*	Filed herewith

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 17, 2009		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	November 17, 2009		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Dated:	November 17, 2009	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee

Dated:	November 17, 2009	By:	/s/ Joyce A. Marks
Joyce A. Marks
Trustee