Form 10-K
period 2009-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2010-02-16
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☐ No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.    ☒

Indicate by check mark if Registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of beneficial interest outstanding at February 16, 2010 was 18,007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Page - 2 -

USA REAL ESTATE INVESTMENT TRUST

Page - 3 -

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

Page - 4 -

The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust.  The Trust may also be terminated at any time by the majority vote or written consent of its shareholders.

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

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

USA Real Estate Investment Trust vs. Frank J. Ferris and Collie Christensen.  Superior Court of the State of California, County of Sacramento Case No. 34-2009-00067506

This action was filed on December 30, 2009, in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Frank J. Ferris and Collie Christensen of a loan made on February 28, 2007, to CFG, LLC, a Mississippi limited liability company, in the sum of Six Million Eight Hundred Thousand Dollars ($6,800,000).   The loan was secured by a deed of trust on real property located in Wiggins, Mississippi, which was foreclosed on January 6, 2009.  The Trust foreclosed against the real property collateral bidding Two Million Five Hundred Thousand Dollars ($2,500,000) of the indebtedness.  The Trust seeks to recover the deficiency from the guarantors with interest thereon at the rate of 25% per annum from January 6, 2009, until paid. There are no known defenses to this action.

Page - 5 -

USA Real Estate Investment Trust v. The Security Title Guarantee Corporation of Baltimore, Patrick A. Sheehan, Esquire, John Does 1-10, and Corporations W, X, Y and Z.  U.S. District Court for the Southern District of Mississippi, Southern Division, CA #1:09cv684HSO-JMR

This action was filed on September 23, 2009, and involves several irregularities, inadequacies and negligent acts by the named defendants pertaining to the closing of a commercial real estate loan transaction by Patrick A. Sheehan wherein title insurance was issued by The Security Title Guarantee Corporation of Baltimore. The Trust is seeking both compensatory and punitive damages from the defendants.

USA Real Estate Investment Trust vs. Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson.  Superior Court of the State of California, County of Sacramento Case No. 34-2009-00048163

This action was filed on June 30, 2009, in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Defendants Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, for the original principal sum of Six Hundred Thousand Dollars ($600,000).  Rivage Marina, LLC is presently in bankruptcy.  Prior to Rivage Marina, LLC filing bankruptcy it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  The Trust is pursuing the guarantors independently from enforcing its rights against the collateral in which the Trust retains its security rights.

Defendants admit that they owe the Trust unpaid principal and accrued interest as of September 30, 2009, in the sum of Six Hundred Thirty-Seven Thousand One Hundred Eighty-Four Dollars ($637,184), plus late charges, attorneys’ fees and costs.  In December, 2009, the Defendants paid Thirty Thousand Dollars ($30,000) under the terms of a Conditional Settlement Agreement.  A second installment of One Hundred Thousand Dollars ($100,000) is due under the Conditional Settlement Agreement on or before February 28, 2010.  If the second installment is paid, the action will be dismissed without prejudice and the promissory note reinstated with the balance due on August 31, 2010.  If the second installment is not made, the litigation will resume.  There are no known defenses to this action.

Dale Britton vs. USA Real Estate Investment Trust and Night Hawke Security.  Superior Court of the State of California, County of Los Angeles Case No. PCO44475

This action was filed on January 15, 2009, in the Superior Court of the State of California, County of Los Angeles against the Trust and Night Hawke Security.  Dale Britton, a former tenant of the Trust at 19401 Parthenia Street in Northridge, California, alleges in the complaint that he was stopped from recovering possession of personal property that he had abandoned when his tenancy was terminated and he was evicted from the premises he had occupied.  On June 22, 2009 the Trust filed an answer to the complaint denying the allegations of the complaint and denying liability to Dale Britton.  The Trust intends to vigorously contest this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Trust had no meetings in the fourth quarter.

Page - 6 -

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of February 16, 2010, the Trust had 18,007 shares outstanding to 2,064 shareholders of record.

No active public trading market presently exists for the shares of the Trust.  The Trust does not anticipate that an active public trading market will exist within the foreseeable future.  Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board.

In 2009, the Trust paid one distribution of $8 per share to shareholders of record on March 1, 2009.  In 2008, the Trust paid four distributions of $16, $16, $16 and $8 per share to shareholders of record on March 1, 2008, June 1, 2008, September 1, 2008 and December 1, 2008, respectively.

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

Page - 7 -

RESULTS OF OPERATIONS

Interest income was lower in 2009 compared to 2008 primarily due to lower average real estate loan balances.

General and administrative expenses increased in the 2009 compared to 2008 primarily due to increased legal and professional fees related to the acquisition of the one hundred and twenty-one acres in Wiggins, Mississippi and unsuccessful efforts to sell the property.

When the Trust acquired the one hundred and twenty-one acres in Wiggins, Mississippi through foreclosure on January 6, 2009 it transferred the related real estate loan balance to real estate owned.  All of the operating expenses for 2009 relate to this property.  The Trust had no real estate owned or operating expenses in 2008.  During 2009, the Trust borrowed $300,000 secured by this property to fund the completion of a frontage road that is expected to eliminate erosion control issues and to make the property more marketable.  The construction of the frontage road was built under a cost sharing arrangement with the Mississippi Department of Transportation.  After the completion of the frontage road, the Trust intends to sell this property in whole and does not intend to incur additional capital expenditures.

The Trust is working with the guarantors of the real estate loan to Rivage Marina, LLC. The parties have signed a conditional settlement agreement to reinstate the real estate loan with a $100,000 payment due on or before February 28, 2010 and the balance due on August 31, 2010.   The Trust has assessed the collectibility of the real estate loan and unpaid interest of $40,800, and believes them to be fully collectible at December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Trust’s short-term liquidity requirements are to cover general and administrative expense, operating expenses and fund completion of a frontage road adjacent to the Trust’s 121 acres in Wiggins, Mississippi.  The Trust expects to meet these short-term liquidity requirements from cash on hand, collections on its real estate loan, borrowings collateralized by real estate owned and the sale of real estate owned.  The Trust expects a significant decrease in legal expenses in 2010 as a result of the decrease in legal proceedings.

Currently, the Trust has no substantial income, but continuing expenses.  As a result, the Trustees have suspended distributions at this time.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust has no off-balance sheet arrangements.

IMPACT OF INFLATION

The Trust's operations have not been materially affected by inflation.  The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Page - 8 -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Report of Independent Registered Public Accounting Firm .....................................	10

Balance Sheet
As of December 31, 2009 and 2008 .....................................................................	11

Statements of Operations
Years Ended December 31, 2009 and 2008 ..........................................................	12

Statements of Changes in Shareholders' Equity
Years Ended December 31, 2009 and 2008 ..........................................................	13

Statements of Cash Flows
Years Ended December 31, 2009 and 2008 ..........................................................	14

Notes to Financial Statements ....................................................................................	15

Page - 9 -

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Trustees of
USA Real Estate Investment Trust

We have audited the accompanying balance sheets of USA Real Estate Investment Trust (the “Trust”) as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Perry-Smith LLP

Sacramento, California
February 8, 2010

Page - 10 -

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	December 31,	December 31,
	2009	2008

Assets

Real estate owned	$5,971,336	$--
Real estate loans	600,000	6,302,980
Interest receivable	40,800	7,134
Cash	217,309	862,537
Total assets	$6,829,445	$7,172,651

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$122,791	$83,636
Note payable	300,000	--
Total liabilities	422,791	83,636

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	$18,007	$18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(19,966,688)	(19,284,327)
Total shareholders' equity	6,406,654	7,089,015

Total liabilities and shareholders' equity	$6,829,445	$7,172,651

See notes to financial statements.

Page - 11 -

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2009 and 2008

	2009		2008

Revenues:
Interest income		$78,449		$272,068

Expenses:
General and administrative		409,757		293,705
Impairment charge		--		2,015,364
Operating expenses		206,995		--
		616,752		2,309,069

Net loss	$	(538,303)	$	(2,037,001)

Net loss per share	$	(29.89)	$	(113.12)

Weighted-average number of shares		18,007		18,007

Distributions per share		$8.00		$56.00

See notes to financial statements.

Page - 12 -

USA REAL ESTATE INVESTMENT TRUST
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2009 and 2008

	Shares of Beneficial		Additional	Distributions	Total
	Interest		Paid-in	in Excess of	Shareholders'
	Number	Amount	Capital	Net Income	Equity

December 31, 2007	18,007	18,007	26,355,335	(16,238,916)	10,134,426

Net loss				(2,037,001)	(2,037,001)

Distributions				(1,008,410)	(1,008,410)

December 31, 2008	18,007	$18,007	$26,355,335	$ (19,284,327)	$7,089,015

Net loss				(538,303)	(538,303)

Distributions				(144,058)	(144,058)

December 31, 2009	18,007	$18,007	$26,355,335	$ (19,966,688)	$6,406,654

See notes to financial statements.

Page - 13 -

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009		2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(538,303)	$	(2,037,001)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charge		--		2,015,364
Amortization of loan fees		--		(36,167)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable		(33,666)		270,011
Increase in accounts payable		39,155		83,636

Net cash (used in) provided by operating activities		(532,814)		295,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate loans		--		(535,654)
Collections on real estate loans		--		1,991,161
Investments in real estate owned		(268,356)		--

Net cash (used in) provided by investing activities		(268,356)		1,455,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid		(144,058)		(1,008,410)
Increase in notes payable		300,000		--

Net cash provided by (used in) financing activities		155,942		(1,008,410)

NET (DECREASE) INCREASE IN CASH		(645,228)		742,940

CASH AT BEGINNING OF PERIOD		862,537		119,597

CASH AT END OF PERIOD		$217,309		$862,537

During 2009, the Trust transferred $5,702,980 of real estate loans to real estate owned.

See notes to financial statements.

Page - 14 -

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

SEGMENT POLICY:  The Trust operates in one business segment.  For 2009 and 2008, all material revenues have been derived from domestic operations.

REVENUE RECOGNITION:  Interest income is accrued on the outstanding principal amounts of the real estate loans.  When the Trust determines that a loan is impaired, income recognition is suspended if full recovery of interest and principal appears uncertain.  Cash receipts will be allocated to interest income except when the Trust believes the loan is not fully recoverable.  Loan fees are recognized as interest income over the lives of the related real estate loans using the straight-line method.  Sales of real estate are recognized at closing only when sufficient down payments have been obtained, possession and other attributes or ownership have been transferred to the buyer and the Trust has no significant continuing involvement.

INCOME TAXES:  The Trust has elected to be taxed as a real estate investment trust.  Accordingly, the Trust does not pay income tax on income because income distributed to shareholders is at least equal to the greater of 90% of its taxable income or 100% of its capital gains.

Page - 15 -

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

Page - 16 -

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

2.  REAL ESTATE LOANS

As of December 31, 2009 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

As of December 31, 2008 the Trust had two real estate loans totaling $6,302,980 which consisted of one $5,703,980 real estate loan and the $600,000 real estate loan described above.  The $5,703,980 real estate loan was impaired at December 31, 2008 and was subsequently foreclosed upon on January 6, 2009.

The fair value of the $600,000 real estate loan approximated its carrying value as of December 31, 2009 due to current market rates of real estate loans and its near term maturity.  The Trust has assessed the collectibility of the real estate loan and unpaid interest of $40,800, and believes them to be fully collectible at December 31, 2009.

3.  NOTE PAYABLE

The note payable is collateralized by a deed of trust on the one hundred and twenty-one acres in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the note approximates its carrying value as of December 31, 2009.

4.  DISTRIBUTIONS

For federal income tax purposes:  100% of the distributions paid in 2009 were nontaxable.  51% of the distributions paid in 2008 were ordinary income and 49% were nontaxable.

Page - 17 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2009.  Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Based on its assessment, management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2009.

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

Page - 18 -

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

GENERAL

The Trust has no employees.  It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

The Trustees of the Trust are as follows:

		Trustee
Name	Age	Since	Office

Gregory E. Crissman	58	1986	Trustee and Chairman, Chief Executive
			Officer and Chief Financial Officer
Benjamin A. Diaz	76	1988	Trustee and Secretary
Joyce A. Marks	75	1986	Trustee

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

Page - 19 -

Trustees of the Trust are elected annually by the Trust's shareholders and hold office until their successors are duly elected and qualified.  No family relationship exists between any Trustee and any other Trustee.  No arrangement exists or existed between any Trustee and any other person or entity pursuant to which the Trustee was selected as a Trustee or nominee.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2009, the Trust was a self-administered, self-managed real estate investment trust.  The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.  No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer.  During 2009, none of the Trust's officers received compensation in excess of $66,650.

			Total		Long-Term
Name and		Officer	Annual		and other
Principal Position	Year	Compensation	Compensation		Compensation

Gregory E. Crissman, Chairman	2009	$52,800	$66,550	(1)	None

(1) Includes fees for each meeting of the Trustees attended for a total of $13,750.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2009 except Gregory E. Crissman who received compensation as an officer for work performed.  The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2009, the Trustees had ten regular meetings.  All Trustees attended all meetings.

Page - 20 -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of February 16, 2010, no person known to the Trust owns beneficially more than 5% of its outstanding shares.  No Trustee beneficially owns any shares of the Trust except as set forth below:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Gregory E. Crissman, Chairman, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Trustee	46	0.2555

1066 Vanderbilt Way
Sacramento, CA 95825

All Trustees and officers as a group	46	0.2555

During 2009 no Forms 3, 4 or 5 were required to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to the Trust for 2009 and 2008 by Perry-Smith LLP, the Trust's principal accounting firm.

	2009	2008

Audit fees	$37,000	$42,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
	$37,000	$42,000

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2009 and 2008.

Page - 21 -

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

Page - 22 -

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 16, 2010		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	February 16, 2010		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Dated:	February 16, 2010	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee

Dated:	February 16, 2010	By:	/s/ Joyce A. Marks
Joyce A. Marks
Trustee

Page - 23 -