Form 10-Q
period 2010-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2010-05-17
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

641 Fulton Avenue, Suite 200
Sacramento, CA  95825
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

     As of May 17, 2010, 18,007 shares of the registrant’s common stock were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets

Real estate owned	$6,005,231	$5,971,336
Real estate loan	600,000	600,000
Interest receivable	35,800	40,800
Cash	107,591	217,309
Total assets	$6,748,622	$6,829,445

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$139,979	$122,791
Note payable	300,000	300,000
Total liabilities	439,979	422,791

Commitments and Contingencies

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(20,064,699)	(19,966,688)
Total shareholders’ equity	6,308,643	6,406,654

Total liabilities and shareholders’ equity	$6,748,622	$6,829,445

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010		2009

Revenues:
Interest income		$--		$20,864

Expenses:
General and administrative expenses		90,140		100,929
Operating expense		7,891		48,591
		98,011		149,520

Net loss	$	(98,011)	$	(128,656)

Net loss per share		$(5.44)	$	(7.14)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$0.00		$8.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(98,011)	$	(128,656)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Decrease (increase) in interest receivable		5,000		(15,058)
Increase (decrease) in accounts payable		17,188		(42,358)

Net cash used in operating activities		(75,823)		(186,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned		(33,895)		(22,093)

Net cash used in investing activities		(33,895)		(22,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid		--		(144,058)

Net cash used in financing activities		--		(144,058)

NET DECREASE IN CASH		(109,718)		(352,223)

CASH AT BEGINNING OF PERIOD		217,309		862.537

CASH AT END OF PERIOD		$107,591		$510,314

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the three months ended March 31, 2010 and March 31, 2009, all material revenues have been derived from domestic operations.

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

RECLASSIFICATIONS:  Certain items in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

RECENTLY ISSUED ACCOUNTING GUIDANCE:  In January 2010, the FASB issued changes to disclosure requirements for fair value measurements.  Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  These changes become effective for the Trust beginning January 1, 2011.  The Trust has determined these changes will have no impact on the financial statements.

2. REAL ESTATE OWNED

As of March 31, 2010 the Trust owned one hundred and twenty-one acres of land valued at $6,005,231.  The Trust acquired this land through foreclosure on January 6, 2009.  During the three months ended March 31, 2010, the Trust incurred $33,895 of costs that were capitalized to the value of the land.  No events or changes in circumstances have occurred which indicate that the carrying value of the land may not be recoverable.

3. REAL ESTATE LOAN

As of March 31, 2010 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

The fair value of the $600,000 real estate loan approximated its carrying value at March 31, 2010 due to current market rates of real estate loans and it’s near term maturity. As further discussed in Note 5, the Trust filed an action to enforce the guarantees of the guarantors of the real estate loan. As such, the real estate loan is considered impaired, but there is no measurable impairment at March 31, 2010. The Trust suspended income recognition on the real estate loan during the three months ended March 31, 2010. Income recognition will be resumed when the real estate loan becomes contractually current and performance is demonstrated to be resumed.  Interest income not recognized on the real estate loan during the three months ended March 31, 2010 was $20,712.

4.  NOTE PAYABLE

As of March 31, 2010 the Trust had one note payable collateralized by its real estate owned.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the note approximates its carrying value as of March 31, 2010.

5. COMMITMENTS AND CONTINGENCIES

The Trust is involved in claims and legal proceedings and it may become involved in other legal matters arising in the ordinary course of business. The Trust evaluates these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows. Except as indicated below, the Trust currently believes that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position, results of operations or cash flows. The Trust’s evaluation of the potential impact of these claims and legal proceedings on its business, liquidity, results of operations, financial condition and cash flows could change in the future. The Trust currently is a party to the legal proceedings described below. Attorney fees related to legal matters are expensed as incurred.

USA Real Estate Investment Trust vs. Frank J. Ferris and Collie Christensen

On December 30, 2009, the Trust filed an action in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Frank J. Ferris and Collie Christensen of a loan made on February 28, 2007, to CFG, LLC, a Mississippi limited liability company, in the sum of Six Million Eight Hundred Thousand Dollars ($6,800,000).   The loan was secured by a deed of trust on real property located in Wiggins, Mississippi, which was foreclosed on January 6, 2009.  The Trust foreclosed against the real property collateral bidding Two Million Five Hundred Thousand Dollars ($2,500,000) of the indebtedness.  The Trust seeks to recover the deficiency from the guarantors with interest thereon at the rate of 25% per annum from January 6, 2009, until paid. There are no known defenses to this action. On March 5, 2010, a default was entered against Frank J. Ferris.  Collie Christensen filed an answer on March 5, 2010, and discovery is proceeding.  Although numerous defenses were raised in the answer, the Trust is aware of no factual basis for any of the asserted defenses.

USA Real Estate Investment Trust v. The Security Title Guarantee Corporation of Baltimore, Patrick A. Sheehan, Esquire, John Does 1-10, and Corporations W, X, Y and Z

On September 23, 2009, the Trust filed an action involving several irregularities, inadequacies and negligent acts by the named defendants pertaining to the closing of a commercial real estate loan transaction by Patrick A. Sheehan wherein title insurance was issued by The Security Title Guarantee Corporation of Baltimore. The Trust is seeking both compensatory and punitive damages from the defendants.

USA Real Estate Investment Trust vs. Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson

On June 30, 2009, the Trust filed an action to enforce the guarantees of Defendants Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, for the original principal sum of Six Hundred Thousand Dollars ($600,000).  Rivage Marina, LLC is presently in bankruptcy.  Prior to Rivage Marina, LLC filing bankruptcy it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  The Trust is pursuing the guarantors independently from enforcing its rights against the collateral in which the Trust retains its security rights.

Defendants admit that they owe the Trust unpaid principal and accrued interest as of September 30, 2009, in the sum of Six Hundred Thirty-Seven Thousand One Hundred Eighty-Four Dollars ($637,184), plus late charges, attorneys’ fees and costs.  In December, 2009, the Defendants paid Thirty Thousand Dollars ($30,000) under the terms of a Conditional Settlement Agreement.  A second installment of One Hundred Thousand Dollars ($100,000) was due under the Conditional Settlement Agreement on or before February 28, 2010.  The second installment was not made and the litigation resumed.  There are no known defenses to this action.

Dale Britton vs. USA Real Estate Investment Trust and Night Hawke Security

On January 15, 2009, Dale Britton filed an action against the Trust and Night Hawke Security.  Dale Britton, a former tenant of the Trust at 19401 Parthenia Street in Northridge, California, alleges in the complaint that he was stopped from recovering possession of personal property that he had abandoned when his tenancy was terminated and he was evicted from the premises he had occupied.  On June 22, 2009 the Trust filed an answer to the complaint denying the allegations of the complaint and denying liability to Dale Britton.  The Trust intends to vigorously contest this case.

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

RESULTS OF OPERATIONS

Interest income decreased $20,864 or 100% during the three months ended March 31, 2010 compared to the same period in 2009 primarily because the Trust suspended income recognition on the real estate loan during the three months ended March 31, 2010. Income recognition will not be resumed until the real estate loan becomes contractually current and performance is demonstrated to be resumed.

Operating expenses decreased $40,720 or 84% during the three months ended March 31, 2010 compared to the same period in 2009 because the Trust incurred no erosion control expenses during the three months ended March 31, 2010 compared to $40,725 in the same period in 2009.

FINANCIAL POSITION

The Trust’s operating performance will be substantially based upon its ability to sell its real estate owned.  The Trust has made improvements to its real estate owned to make it more marketable. The Trust has had discussions with various parties to identify potential buyers. However, the Trust’s real estate owned is not currently under a contract for sale.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Currently, the Trust has no substantial income, but continuing expenses. As a result the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, collections on its real estate loan, borrowings collateralized by real estate owned and the sale of real estate owned. The Trust’s real estate owned is illiquid and located in an area with no recent sales. The Trust has negotiated to borrow an additional $100,000 collateralized by its real estate owned.

Operating Activities

The Trust used $75,823 in operating activities during the three months ended March 31, 2010 primarily for general and administrative expenses.

Investing Activities

The Trust used $33,895 in investing activities to make improvements to its real estate owned.

Financing Activities

The Trust’s cash used in financing activities decreased by $144,058 during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as a result of the suspension of distributions.

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

A default was entered against Frank J. Ferris on March 5, 2010.  Collie Christensen filed an answer on March 5, 2010, and discovery is proceeding.  Although numerous defenses were raised in the answer, we are aware of no factual basis for any of the asserted defenses.

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

Defendants admit that they owe the Trust unpaid principal and accrued interest as of September 30, 2009, in the sum of Six Hundred Thirty-Seven Thousand One Hundred Eighty-Four Dollars ($637,184), plus late charges, attorneys’ fees and costs.  In December, 2009, the Defendants paid Thirty Thousand Dollars ($30,000) under the terms of a Conditional Settlement Agreement.  A second installment of One Hundred Thousand Dollars ($100,000) was due under the Conditional Settlement Agreement on or before February 28, 2010.  The second installment was not made and the litigation resumed.  There are no known defenses to this action.

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

ITEM 1A	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 6	EXHIBITS

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

May 17, 2010	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

May 17, 2010	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee