Form 10-Q
period 2010-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2010-08-16
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

641 Fulton Avenue, Suite 200
Sacramento, CA  95825
(Address of Principal Executive Offices, Including Zip Code)

(916) 761-4992
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes     ☐ No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

     As of August 16, 2010, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets

Real estate owned	$6,050,450	$5,971,336
Real estate loan	600,000	600,000
Interest receivable	20,800	40,800
Cash	115,020	217,309
Total assets	$6,786,270	$6,829,445

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$160,915	$122,791
Notes payable	400,000	300,000
Total liabilities	560,915	422,791

Commitments and Contingencies (Note 5)

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(20,147,987)	(19,966,688)
Total shareholders’ equity	6,225,355	6,406,654

Total liabilities and shareholders’ equity	$6,786,270	$6,829,445

See notes to unaudited financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010		2009

Revenues:
Interest income		$--		$21,096

Expenses:
General and administrative expenses		75,418		132,623
Operating expense		7,870		94,769
		83,288		227,392

Net loss	$	(83,288)	$	(206,296)

Net loss per share	$	(4.63)	$	(11.46)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$0.00		$0.00

See notes to unaudited financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2010		2009

Revenues:
Interest income		$--		$41,960

Expenses:
General and administrative expense		165,558		233,552
Operating expense		15,741		143,360
		181,299		376,912

Net loss	$	(181,299)	$	(334,952)

Net loss per share	$	(10.07)	$	(18.60)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$0.00		$8.00

See notes to unaudited financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(181,299)	$	(334,952)

Changes in operating assets and liabilities:
Decrease (increase) in interest receivable		20,000		(13,809)
Increase in accounts payable		38,124		20,233

Net cash used in operating activities		(123,175)		(328,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned		(79,114)		(35,276)

Net cash used in investing activities		(79,114)		(35,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid		--		(144,058)
Increase in notes payable		100,000		--

Net cash provided by (used in) financing activities		100,000		(144,058)

NET DECREASE IN CASH		(102,289)		(507,862)

CASH AT BEGINNING OF PERIOD		217,309		862,537

CASH AT END OF PERIOD		$115,020		$354,675

See notes to unaudited financial statements.

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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If the amount expected to be collected on the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the six months ended June 30, 2010 and June 30, 2009, all material revenues have been derived from domestic operations.

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

2. REAL ESTATE OWNED

As of June 30, 2010 the Trust owned one hundred and twenty-one acres of land valued at $6,050,450.  The Trust acquired this land through foreclosure on January 6, 2009.  During the six months ended June 30, 2010, the Trust incurred $79,114 of costs that were capitalized to the value of the land.  No events or changes in circumstances have occurred which indicate that the carrying value of the land may not be recoverable.

3. REAL ESTATE LOAN

As of June 30, 2010 the Trust had one $600,000 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only, with the $600,000 principal balance due in August 2010.

The fair value of the $600,000 real estate loan approximated its carrying value at June 30, 2010 due to current market rates of real estate loans and it’s near term maturity. As further discussed in Note 5, the Trust filed an action to enforce the guarantees of the guarantors of the real estate loan. As such, the real estate loan is considered impaired, but there is no measurable impairment at June 30, 2010. The Trust suspended income recognition on the real estate loan during the six months ended June 30, 2010. Income recognition will be resumed when the real estate loan becomes contractually current and performance is demonstrated to be resumed.  Interest income not recognized on the real estate loan during the six months ended June 30, 2010 was $41,655.

4.  NOTES PAYABLE

As of June 30, 2010 the Trust had notes payable collateralized by its real estate owned.  The promissory notes bear interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the notes approximates their carrying value as of June 30, 2010.

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

USA Real Estate Investment Trust vs. Frank J. Ferris and Collie Christensen

On December 30, 2009, the Trust filed an action in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Frank J. Ferris and Collie Christensen of a loan made on February 28, 2007, to CFG, LLC, a Mississippi limited liability company, in the sum of $6,800,000.   The loan was secured by a deed of trust on real property located in Wiggins, Mississippi, which was foreclosed on January 6, 2009.  The Trust foreclosed against the real property collateral bidding $2,500,000 of the indebtedness.  The Trust seeks to recover the deficiency from the guarantors with interest thereon at the rate of 25% per annum from January 6, 2009, until paid. There are no known defenses to this action.

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

USA Real Estate Investment Trust vs. Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson

On June 30, 2009, the Trust filed an action to enforce the guarantees of Defendants Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, for the original principal sum of $600,000.  Rivage Marina, LLC is presently in bankruptcy.  Prior to Rivage Marina, LLC filing bankruptcy it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  The Trust is pursuing the guarantors independently from enforcing its rights against the collateral in which the Trust retains its security rights.

Defendants admit that they owe the Trust unpaid principal and accrued interest as of September 30, 2009, in the sum of $637,184, plus late charges, attorneys’ fees and costs.  In December, 2009, the Defendants paid $30,000 under the terms of a Conditional Settlement Agreement.  A second installment of $100,000 was due under the Conditional Settlement Agreement on or before February 28, 2010.  The second installment was not made and the litigation resumed.  There are no known defenses to this action.

Defendant Robert A. Leach has filed a petition in bankruptcy under Chapter 7, thereby staying the enforcement of the claim against him in the state court action.  USA Real Estate Investment Trust’s claim is listed as an unsecured claim in what is presently categorized as a no asset case.

A motion for summary judgment has been filed against the remaining defendants. The motion is set to be heard on August 24, 2010.  Judgment should be entered shortly thereafter.

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

On July 21, 2010, the court granted Dale Britton’s attorney’s motion to be relieved as counsel because of the failure of Dale Britton to provide his attorney with any evidence supporting his claims.

Dale Britton has failed to respond to discovery as required by law, as a result of which the court ordered Dale Britton to respond to the Form Interrogatories propounded by the Trust no later than August 3, 2010.  On August 6, 2010, after Dale Britton failed to respond to the Form Interrogatories by the August 3, 2010 deadline, the Trust filed a motion seeking to have the complaint dismissed.  This motion is set to be heard on September 27, 2010.

On July 28, 2010 the Trust filed three additional motions against Dale Britton as a result of his failure to respond to written Requests for Admissions, Requests for Production of Documents and Special Interrogatories.  These motions are set to be heard on September 13, 2010.

The previously scheduled August 2, 2010 trial date has been dropped because of the failure of Dale Britton to produce any evidence to support his claims.

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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If the amount expected to be collected on the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

RESULTS OF OPERATIONS

Interest income decreased $41,655 or 100% during the six months ended June 30, 2010 compared to the same period in 2009 primarily because the Trust suspended income recognition on the real estate loan during the six months ended June 30, 2010. Income recognition will not be resumed until the real estate loan becomes contractually current and performance is demonstrated to be resumed.

Operating expenses decreased $127,619 or 89% during the six months ended June 30, 2010 compared to the same period in 2009 because the Trust incurred no erosion control expenses during the six months ended June 30, 2010 compared to $127,628 in the same period in 2009.

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

Operating Activities

The Trust used $123,175 in operating activities during the six months ended June 30, 2010 primarily for general and administrative expenses.

Investing Activities

The Trust used $79,114 in investing activities to make improvements to its real estate owned.

Financing Activities

The Trust’s cash used in financing activities decreased by $44,058 during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as a result of the suspension of distributions.

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

USA Real Estate Investment Trust vs. Frank J. Ferris and Collie Christensen.  Superior Court of the State of California, County of Sacramento Case No. 34-2009-00067506

This action was filed on December 30, 2009, in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Frank J. Ferris and Collie Christensen of a loan made on February 28, 2007, to CFG, LLC, a Mississippi limited liability company, in the sum of $6,800,000.   The loan was secured by a deed of trust on real property located in Wiggins, Mississippi, which was foreclosed on January 6, 2009.  The Trust foreclosed against the real property collateral bidding $2,500,000 of the indebtedness.  The Trust seeks to recover the deficiency from the guarantors with interest thereon at the rate of 25% per annum from January 6, 2009, until paid. There are no known defenses to this action.

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

USA Real Estate Investment Trust vs. Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson.  Superior Court of the State of California, County of Sacramento Case No. 34-2009-00048163

This action was filed on June 30, 2009, in the Superior Court of the State of California, County of Sacramento to enforce the guarantees of Defendants Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, for the original principal sum of $600,000.  Rivage Marina, LLC is presently in bankruptcy.  Prior to Rivage Marina, LLC filing bankruptcy it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  The Trust is pursuing the guarantors independently from enforcing its rights against the collateral in which the Trust retains its security rights.

Defendants admit that they owe the Trust unpaid principal and accrued interest as of September 30, 2009, in the sum of $637,184, plus late charges, attorneys’ fees and costs.  In December, 2009, the Defendants paid $30,000 under the terms of a Conditional Settlement Agreement.  A second installment of $100,000 was due under the Conditional Settlement Agreement on or before February 28, 2010.  The second installment was not made and the litigation resumed.  There are no known defenses to this action.

Defendant Robert A. Leach has filed a petition in bankruptcy under Chapter 7, thereby staying the enforcement of the claim against him in the state court action.  USA Real Estate Investment Trust’s claim is listed as an unsecured claim in what is presently categorized as a no asset case.

A motion for summary judgment has been filed against the remaining defendants. The motion is set to be heard on August 24, 2010.  Judgment should be entered shortly thereafter.

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

On July 21, 2010, the court granted Dale Britton’s attorney’s motion to be relieved as counsel because of the failure of Dale Britton to provide his attorney with any evidence supporting his claims.

Dale Britton has failed to respond to discovery as required by law, as a result of which the court ordered Dale Britton to respond to the Form Interrogatories propounded by the Trust no later than August 3, 2010.  On August 6, 2010, after Dale Britton failed to respond to the Form Interrogatories by the August 3, 2010 deadline, the Trust filed a motion seeking to have the complaint dismissed.  This motion is set to be heard on September 27, 2010.

On July 28, 2010 the Trust filed three additional motions to against Dale Britton as a result of his failure to respond to written Requests for Admissions, Requests for Production of Documents and Special Interrogatories.  These motions are set to be heard on September 13, 2010.

The previously scheduled August 2, 2010 trial date has been dropped because of the failure of Dale Britton to produce any evidence to support his claim.

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

August 16, 2010	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

August 16, 2010	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee