Form 10-Q
period 2010-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2010-11-08
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1066 Vanderbilt Way,
Sacramento, CA  95825
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

     As of November 8, 2010, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets

Real estate owned	$6,053,951	$5,971,336
Real estate loan	580,800	600,000
Interest receivable	0	40,800
Cash	110,566	217,309
Total assets	$6,745,317	$6,829,445

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$197,906	$122,791
Notes payable	400,000	300,000
Total liabilities	597,906	422,791

Commitments and contingencies (Note 5)

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(20,225,931)	(19,966,688)
Total shareholders’ equity	6,147,411	6,406,654

Total liabilities and shareholders’ equity	$6,745,317	$6,829,445

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

		Three Months Ended September 30,
		2010		2009

Revenues:
Interest income		$--		$21,328

Expenses:
General and administrative expenses		59,702		113,886
Operating expense		18,242		17,939
		77,944		131,825

Net loss	$	(77,944)	$	(110,497)

Net loss per share	$	(4.33)	$	(6.14)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$0.00		$8.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

		Nine Months Ended September 30,
		2010		2009

Revenues:
Interest income		$--		$63,288

Expenses:
General and administrative expense		225,260		347,438
Operating expense		33,983		161,299
		259,243		508,737

Net loss	$	(259,243)	$	(445,449)

Net loss per share	$	(14.40)	$	(24.74)

Weighted-average number of shares outstanding		18,007		18,007

Distributions per share		$0.00		$8.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(259,243)	$	(445,449)

Changes in operating assets and liabilities:
Decrease (increase) in interest receivable		40,800		(30,050)
Increase in accounts payable		75,115		85,087

Net cash used in operating activities		(143,328)		(390,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned		(82,615)		(79,742)
Collections on real estate loans		19,200		--

Net cash used in investing activities		(63,415)		(35,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid		--		(144,058)
Increase in notes payable		100,000		--

Net cash provided by (used in) financing activities		100,000		(144,058)

NET DECREASE IN CASH		(106,743)		(614,412)

CASH AT BEGINNING OF PERIOD		217,309		862,537

CASH AT END OF PERIOD		$110,566		$248,125

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

REAL ESTATE LOANS:  The Trust carries its real estate loans at their unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If the amount expected to be collected on the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.  Please refer to Note 3, Real Estate Loan, for additional information.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For the nine months ended September 30, 2010 and September 30, 2009, all material revenues have been derived from domestic operations.

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

2. REAL ESTATE OWNED

As of September 30, 2010 the Trust owned one hundred and twenty-one acres of land valued at $6,053,951.  The Trust acquired this land through foreclosure on January 6, 2009.  During the nine months ended September 30, 2010, the Trust incurred $82,615 of costs that were capitalized to the value of the land.  No events or changes in circumstances have occurred which indicate that the carrying value of the land may not be recoverable.

3. REAL ESTATE LOAN

As of September 30, 2010 the Trust had one $580,800 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The $580,800 principal balance was due August 31, 2010.

The fair value of the $580,800 real estate loan approximated its carrying value at September 30, 2010 due to current market rates of real estate loans and it’s near term maturity. The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered on September 10, 2010.  As such, the real estate loan is considered impaired, but there is no measurable impairment at September 30, 2010. The Trust suspended income recognition on the real estate loan during the nine months ended September 30, 2010 and all future payments will be accounted for as a reduction of principal until the principal is fully recovered.  Interest income not recognized on the real estate loan during the nine months ended September 30, 2010 was $62,827.

4.  NOTES PAYABLE

As of September 30, 2010 the Trust had notes payable collateralized by its real estate owned.  The promissory notes bear interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the notes approximates their carrying value as of September 30, 2010.

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

6.  SUBSEQUENT EVENT

On October 5, 2010 the Trust borrowed $100,000 under a promissory note collateralized by a deed of trust on the one hundred and twenty-one acres in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Fair value was derived from a recent appraisal of the property which was reviewed by the Trust.  The current market for comparable properties in southern Mississippi is weak and there are no recent sales of comparable properties.  These conditions are not indicative of an active market.  Appraised values in such markets are potentially subject to significant fluctuations if and when sales of comparable properties occur.  In January 2011, the Trust intends to obtain an appraisal of the property as of December 31, 2010.

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

RESULTS OF OPERATIONS

Interest income decreased $63,288 or 100% during the nine months ended September 30, 2010 compared to the same period in 2009 primarily because the Trust suspended income recognition on the real estate loan during the nine months ended September 30, 2010. Income recognition will not be resumed until the real estate loan becomes contractually current and performance is demonstrated to be resumed.

Operating expenses decreased $127,316 or 79% during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to decreased erosion control expenses during the nine months ended September 30, 2010 compared to the same period in 2009.

The Trust will not generate net income until it either sells its real estate owned or prevails in its legal proceedings.

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

Operating Activities

The Trust used $143,328 in operating activities during the nine months ended September 30, 2010 primarily for general and administrative expenses.

Investing Activities

The Trust used $63,415 in investing activities to make improvements to its real estate owned.

Financing Activities

The Trust’s cash used in financing activities decreased by $44,058 during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as a result of the suspension of distributions.

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

Please refer to Note 5, Commitments and Contingencies, of the Notes to Financial Statements included with the Financial Statements of this Quarterly Report on Form 10-Q for information regarding the Trust’s legal proceedings, which are incorporated herein by reference.

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

November 8, 2010	/s/ Gregory Crissman
Date	Gregory Crissman,
Chairman

November 8, 2010	/s/ Benjamin Diaz
Date	Benjamin Diaz,
Trustee