Form 10-K
period 2010-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2011-04-01
CIK 803771

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Small Business Issuer as specified in its Charter)

California	68-0420085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1066 Vanderbilt Way
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐ No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if Registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of beneficial interest outstanding at March 31, 2011 was 18,007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

USA REAL ESTATE INVESTMENT TRUST

PART I.

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which the Trust operates; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in the Trust's credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain the Trust's status as a real estate investment trust ("REIT") for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports the Trust files with the Securities and Exchange Commission or in other documents that the Trust publicly disseminates.  The Trust undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Trust has operated and intends to continue to operate in a manner intended to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code").  A qualified REIT is relieved, in part, from federal income taxes on ordinary income and capital gains distributed to its shareholders.  State tax benefits also may accrue to a qualified REIT. Pursuant to Code requirements, the Trust distributes to its shareholders at least 90 % of its taxable income and 100 % of the net capital gain from the sale of Trust properties.

The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust.  The Trust may also be terminated at any time by the majority vote or written consent of its shareholders.

The office of the Trust is located at 1066 Vanderbilt Way in Sacramento, California.

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

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

Please refer to Note 6, Commitments and Contingencies, of the Notes to Financial Statements included with the Financial Statements of this Annual Report on Form 10-K for information regarding the Trust’s legal proceedings, which are incorporated herein by reference.

ITEM 4.  RESERVED.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of March 31, 2011, the Trust had 18,007 shares outstanding to 2,046 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING ESTIMATES

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  The Trust is negotiating to sell its real estate owned to an unaffiliated third party for $2,600,000 cash.  If a contract is signed, the closing is expected to occur in the second quarter of 2011.  However, the Trust can provide no assurance that it will be able to complete the sale of the property in the anticipated time frame, or at all.  Subsequent to acquisition, real estate owned is carried at the lower of carrying amount or current fair value less selling costs.  Decreases in the carrying amount of real estate owned are recorded as an impairment charge in the statements of operation.

REAL ESTATE LOAN:  The Trust carries its real estate loans at its unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  If the measurement of impairment for the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

RESULTS OF OPERATIONS

Interest income decreased $78,449 or 100% during 2010 primarily because the Trust suspended income recognition on the real estate loan during 2010.  Income recognition will not be resumed until the real estate loan becomes contractually current and performance is demonstrated to be resumed.

General and administrative expenses decreased $100,184 or 24% during 2010 compared to 2009 primarily due to decreased legal and professional fees.

Operating expense decreased $156,924 or 76% during 2010 compared to 2009 primarily due to decreased erosion control expenses during 2010.

The Trust will not generate income until it either sells its real estate owned or prevails in its legal proceedings.  See Note 6 of the Trust’s financial statements for a discussion of its legal proceedings.

FINANCIAL POSITION

The Trust’s financial position is substantially affected by its ability to sell its real estate owned and collect its real estate loan.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Trust has no income, but continuing expenses. As a result the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, collections on its real estate loan, borrowings collateralized by real estate owned and the sale of real estate owned.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust has no off-balance sheet arrangements.

IMPACT OF INFLATION

The Trust's operations have not been materially affected by inflation.  The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Report of Independent Registered Public Accounting Firm .....................................	9

Balance Sheet
As of December 31, 2010 and 2009 .....................................................................	10

Statements of Operations
Years Ended December 31, 2010 and 2009 ..........................................................	11

Statements of Changes in Shareholders' Equity
Years Ended December 31, 2010 and 2009 ..........................................................	12

Statements of Cash Flows
Years Ended December 31, 2010 and 2009 ..........................................................	13

Notes to Financial Statements ....................................................................................	14

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Trustees of
USA Real Estate Investment Trust

We have audited the accompanying balance sheets of USA Real Estate Investment Trust (the "Trust") as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Perry-Smith LLP

Sacramento, California
March 31, 2011

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	December 31,	December 31,
	2010	2009

Assets

Real estate owned	$2,600,000	$5,971,336
Real estate loan	555,800	600,000
Interest receivable	--	40,800
Cash	140,519	217,309
Total assets	$3,296,319	$6,829,445

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$203,260	$122,791
Note payable	500,000	300,000
Total liabilities	703,260	422,791

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	$18,007	$18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(23,780,283)	(19,966,688)
Total shareholders' equity	2,593,059	6,406,654

Total liabilities and shareholders' equity	$3,296,319	$6,829,445

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues:
Interest income	$--	$78,449

Expenses:
Operating	50,071	206,995
Impairment charge	3,453,951	--
General and administrative	309,573	409,757
	3,813,595	616,752

Net loss	$(3,813,595)	$(538,303)

Net loss per share	$(211.78)	$(29.89)

Weighted-average number of shares	18,007	18,007

Distributions per share	$0.00	$8.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2010 and 2009

					Distributions in
	Shares of Beneficial Interest		Additional Paid-in		Excess of Cumulative	Total Shareholders'
	Number	Amount	Capital		Net Income	Equity

December 31, 2008	18,007	$18,007	$26,355,335	$	(19,284,327)	$7,089,015

Net loss					(538,303)	(538,303)

Distributions					(144,058)	(144,058)

December 31, 2009	18,007	18,007	26,355,335		(19,966,688)	6,406,654

Net loss					(3,813,595)	(3,813,595)

December 31, 2010	18,007	$18,007	$26,355,335	$	(23,780,283)	$2,593,059

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,813,595)	$(538,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	3,453,951	--
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	40,800	(33,666)
Increase in accounts payable	80,469	39,155

Net cash used in operating activities	(238,375)	(532,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on real estate loans	44,200	--
Investments in real estate owned	(82,615)	(268,356)

Net cash used in investing activities	(38,415)	(268,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	--	(144,058)
Increase in notes payable	200,000	300,000

Net cash provided by financing activities	200,000	155,942

NET DECREASE IN CASH	(76,790)	(645,228)

CASH AT BEGINNING OF PERIOD	217,309	862,537

CASH AT END OF PERIOD	$140,519	$217,309

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

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Subsequent to acquisition, real estate owned is carried at the lower of carrying amount or current fair value less selling costs.  Decreases in the carrying amount of real estate owned are recorded as an impairment charge in the statements of operation.

REAL ESTATE LOAN:  The Trust carries its real estate loans at its unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.  Please refer to Note 3, Real Estate Loan, for additional information.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For 2010 and 2009, all material revenues have been derived from domestic operations.

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

RECENTLY ADOPTED AND ISSUED ACCOUNTING GUIDANCE:  On January 1, 2010, the Trust adopted Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires certain new disclosures and clarifies two existing disclosure requirements related to recurring and nonrecurring fair value measurements under FASB ASC Topic 820. The adoption of these changes had no impact on the financial statements or disclosures. Additionally, ASU 2010-06 requires changes to disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These changes are effective for our fiscal year beginning after December 15, 2010, and for interim periods within that fiscal year. The Trust has determined these changes will have no impact on the financial statements or disclosures.

2.    REAL ESTATE OWNED

As of December 31, 2010 the Trust owned one hundred and twenty-one acres of land valued at $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.  During 2010, the Trust incurred $82,615 of costs that were capitalized to the value of the land.  The Trust is negotiating to sell its real estate owned for $2,600,000 cash.  The Trust has determined that the current negotiations reflect a reasonable basis for determining the fair value of the real estate owned at December 31, 2010.  Accordingly, the Trust recognized an impairment charge of $3,453,951 to reduce the carrying amount of the real estate owned.

3.    REAL ESTATE LOAN

As of December 31, 2010 the Trust had one $555,800 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan currently bears interest at 10% per annum, payable in monthly installments of interest only.  The $555,800 principal balance was due August 31, 2010.

The fair value of the $555,800 real estate loan approximated its carrying value at December 31, 2010 due to current market rates of real estate loans.  The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered on September 10, 2010.  As such, the real estate loan is considered impaired, but there is no measurable impairment at December 31, 2010. The Trust suspended income recognition on the real estate loan during 2010 and all future payments will be accounted for as a reduction of principal until the principal is fully recovered.  Interest income not recognized on the real estate loan during 2010 was $76,636.

4.    NOTE PAYABLE

As of December 31, 2010 the Trust had a $500,000 note payable collateralized by its real estate owned.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the note approximates its carrying value as of December 31, 2010.

5.    DISTRIBUTIONS

The Trust paid no distributions in 2010.  For federal income tax purposes, all of the distributions the Trust paid in 2009 were nontaxable.

6.    COMMITMENTS AND CONTINGENCIES

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

USA Real Estate Investment Trust v. Gabrielle D. Chandler

On June 30, 2009, the Trust filed an action to enforce the guarantees of Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, of the original principal sum of $600,000.  Rivage Marina, LLC is presently in bankruptcy.  Prior to Rivage Marina, LLC filing bankruptcy it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  Robert A. Leach filed for bankruptcy and was dismissed from the action.

On September 10, 2010, a judgment was entered against Robert A. Cook, John D. Chandler and Lonnie C. Nielson.  Costs and attorneys fees were added to the judgment on January 18, 2011 and an abstract of judgment was recorded on January 27, 2011.  There is approximately $654,000 presently due.  The Trust discovered that John D. Chandler transferred his interest in the family’s residence to his wife, Gabrielle D. Chandler, on February 26, 2010, as her sole and separate property, which deed was recorded on April 7, 2010.  On February 26, 2011, the Trust filed a complaint to set aside the transfer as a fraudulent conveyance.  Service was completed on March 6, 2011, and an answer is due on April 5, 2011.  Given that the complaint was pending when the transfer was made the Trust is confident that it will be able to reach this asset which should satisfy the judgment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

The Trust's Chairman, Chief Executive Officer and Chief Financial Officer, Gregory Crissman, conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2010.  Additionally, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2010, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Based on its assessment, management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010.

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

THE TRUSTEES

The Trustees of the Trust are as follows:

		Trustee
Name	Age	Since	Office

Jeffrey B. Berger	58	2010	Trustee
Gregory E. Crissman	59	1986	Trustee and Chairman, Chief Executive
			Officer and Chief Financial Officer
Benjamin A. Diaz	76	1988	Trustee and Secretary

The following is a brief description of the background and business experience of each Trustee.

JEFFREY B. BERGER.  Mr. Berger is president of University Capital Management, Inc.  University Capital Management, Inc. is a full-service real estate company engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Nevada, Hawaii and Oregon.  Mr. Berger earned his Bachelor of Arts from the University of California in Davis, California in 1974 and his Juris Doctor degree from Thomas Jefferson School of Law in 1978.  He is a member of The State Bar of California and the American Bar Association.  Age 58.

GREGORY E. CRISSMAN.  Mr. Crissman has served as the Chairman, Chief Executive Officer and Chief Financial Officer of the Trust since 1995.  He has over 30 years of experience in real estate, accounting, auditing, and taxation.   Mr. Crissman earned a Bachelor of Science in Business Administration from California State University in Sacramento, California in 1976.  He is a Certified Public Accountant and a member of both the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.  Age 59.

BENJAMIN A. DIAZ.  Mr. Diaz is the Secretary of the Trust.  Mr. Diaz is a retired judge of the Superior Court of California.  He served as a judge of the Sacramento County Superior Court from April 1976 to May 1986.  He engaged in private practice in Sacramento, California from 1986 to December 1991 specializing in real estate transactions, general practice, litigation, business law, and personal injury matters.  From January 1992 to the present, Judge Diaz has been engaged in private judging, arbitration, mediation and consulting services.  Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law in Sacramento, California in 1966.  Age 77.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2010, the Trust was a self-administered, self-managed real estate investment trust.  The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.  No officer except Gregory E. Crissman is compensated by the Trust in his capacity as an officer.  During 2010, none of the Trust's officers received compensation in excess of $62,425.

			Total		Long-Term
Name and		Officer	Annual		and other
Principal Position	Year	Compensation	Compensation		Compensation

Gregory E. Crissman, Chairman	2010	$52,800	$62,425	(1)	None

Gregory E. Crissman, Chairman	2009	$52,800	$66,550	(2)	None

(1) Includes fees for each meeting of the Trustees attended for a total of $9,625.

(2) Includes fees for each meeting of the Trustees attended for a total of $13, 750.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustees' meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2010 except Gregory E. Crissman who received compensation as an officer for work performed.  The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2010, the Trustees had seven regular meetings.  All Trustees attended all meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of March 31, 2011, no person known to the Trust owns beneficially more than 5% of its outstanding shares.  No Trustee beneficially owns any shares of the Trust except as set forth below:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Gregory E. Crissman, Chairman, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Trustee	46	0.2555

1066 Vanderbilt Way
Sacramento, CA 95825

Jeffrey B. Berger, Trustee	1	0.0056

2443 Fair Oaks Boulevard, #368
Sacramento, CA 95825

All Trustees and officers as a group	47	0.2611

During 2010 no Forms 3, 4 or 5 were required to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represents aggregate fees billed to the Trust for 2010 and 2009 by Perry-Smith LLP, the Trust's principal accounting firm.

	2010	2009

Audit fees	$29,000	$37,000
Audit related fees	--	--
Tax fees	--	--
All other fees	--	--
	$29,000	$37,000

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2010 and 2009.

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

Dated:	March 31, 2011		USA Real Estate Investment Trust
Date
		By:	/s/ Gregory E. Crissman
Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	March 31, 2011	By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger
Trustee

Dated:	March 31, 2011	By:	/s/ Gregory E. Crissman
	Date		Gregory E. Crissman as
Chief Executive Officer
and Principal Financial Officer

Dated:	March 31, 2011	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee