Form 10-Q
period 2011-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2011-05-13
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 21, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1066 Vanderbilt Way,
Sacramento, CA  95825
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

     As of March 31, 2011, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Real estate owned	$2,600,000	$2,600,000
Real estate loan	550,800	555,800
Cash	53,435	140,519
Total assets	$3,204,235	$3,296,319

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$192,949	$203,260
Note payable	500,000	500,000
Total liabilities	692,949	703,260

Commitments and contingencies (Note 5)

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(23,862,056)	(23,780,283)
Total shareholders’ equity	2,511,286	2,593,059

Total liabilities and shareholders’ equity	$3,204,235	$3,296,319

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011		2010

Revenues:
Interest income		$--		$--

Expenses:
General and administrative expenses		62,858		90,140
Operating expense		18,915		7,891
		81,773		98,011

Net loss		$(81,773)	$	(98,011)

Net loss per share	$	(4.54)	$	(5.44)

Weighted-average number of shares outstanding		18,007		18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,773)	$(98,011)

Changes in operating assets and liabilities:
Decrease in interest receivable	--	5,000
Decrease (increase) in accounts payable	(10,311)	17,188

Net cash used in operating activities	(92,084)	(75,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned	--	(33,895)
Collections on real estate loans	5,000	--

Net cash provided by (used in) investing activities	5,000	(33,895)

NET DECREASE IN CASH	(87,084)	(109,718)

CASH AT BEGINNING OF PERIOD	140,519	217,309

CASH AT END OF PERIOD	$53,435	$107,591

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at March 31, 2011 and December 31, 2010, and the results of its operations for the three month interim periods ended March 31, 2011 and March 31, 2010 and its cash flows for the three month interim periods ended March 31, 2011 and March 31, 2010 have been included.  Certain reclassifications have been made to prior year amounts to conform to the 2011 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

RECENTLY ADOPTED AND ISSUED ACCOUNTING GUIDANCE:  On January 1, 2011, the Trust adopted Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  These changes had no effect on the Trust’s financial statements.

2. REAL ESTATE OWNED

As of March 31, 2010 the Trust owned one hundred and twenty-one acres of land valued at $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.

3. REAL ESTATE LOAN

As of March 31, 2011 the Trust had one $550,800 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

The fair value of the $550,800 real estate loan approximated its carrying value at March 31, 2011 due to current market values of real estate loans. The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered on September 10, 2010.  As such, the real estate loan is considered impaired, but there is no measurable impairment at March 31, 2011.  Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  All future payments will be credited against principal until the principal is fully recovered.  Interest income not realized on the real estate loan during the three months ended March 31, 2011 was $16,549.

4.  NOTE PAYABLE

As of March 31, 2011, the Trust had a $500,000 note payable collateralized by its real estate owned.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the note approximates its carrying value as of March 31, 2011.

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

On February 4, 2011 Frank Ferris filed a petition in Bankruptcy seeking a discharge under Chapter 7 of the Bankruptcy Code.

On February 11, 2011 Collie Christensen pleaded guilty in federal court to one count of wire fraud related to a scheme to misappropriate nearly $1,000,000 of investor funds unrelated to the Trust.  He is scheduled to be sentenced on June 28, 2011.

A case management conference has been scheduled for July 14, 2011, and the Trust expects that a trial date will be set at that time.

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

On September 10, 2010, a judgment was entered against Robert A. Cook, John D. Chandler and Lonnie C. Nielson.  Costs and attorneys’ fees were added to the judgment on January 18, 2011 and an abstract of judgment was recorded on January 27, 2011.  A debtor’s examination of John Chandler is scheduled for May 9, 2011.The Trust discovered that John D. Chandler transferred his interest in the family’s residence to his wife, Gabrielle D. Chandler, on February 26, 2010, as her sole and separate property, which deed was recorded on April 7, 2010.  On February 26, 2011, the Trust filed a complaint to set aside the transfer as a fraudulent conveyance.  Gabrielle D. Chandler filed an answer on April 14, 2011, and discovery is proceeding.

Although five defenses were raised in the answer, the Trust is aware of no factual basis for any of the asserted defenses.  Given that the complaint was pending when the transfer was made, the Trust is confident that it will be able to reach the equity in the home, which should satisfy the judgment.

6.  SUBSEQUENT EVENTS

On April 7, 2011, the Trust entered into a Contract for Sale and Purchase of Real Property with foremost Financial, LLC, an unaffiliated third party, to sell the one hundred and twenty one acres in Wiggins, Mississippi owned by the Trust for $2,600,000 in cash.

On May 5, 2011, the Trust entered into a Full and Final Release, Accord, Satisfaction and Acknowledgment of Settlement (the “Settlement Agreement”) by and among Patrick A. Sheehan and Security Title Guarantee Corporation of Baltimore.  Pursuant to the Settlement Agreement the Trust received $279,750.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Trust’s critical accounting policies govern real estate owned and real estate loans.  These policies are described in the “Critical Accounting Estimates” section and Note 1 to Financial Statements in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  All future payments will be credited against principal until the principal is fully recovered.  Accordingly, no interest income was recognized in 2011 or 2010.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Trust to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Trust recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Trust necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, the Trust carried out an evaluation, under the supervision and with the participation of Gregory Crissman, the Trust’s Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  Based on the foregoing, Gregory Crissman concluded that, as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Exhibit 31.1 Section 302, Certifications of the Chief Executive Officer pursuant to SEC Release No. 33-8212 and 34-37551.

Exhibit 31.2 Section 302, Certifications of the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-37551.

Exhibit 32 Section 906, Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

May 13, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer