Form 10-Q
period 2011-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2011-08-08
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-20488

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1066 Vanderbilt Way,
Sacramento, CA  95825
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
☑ Yes     ☐ No

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

     As of June 30, 2011, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets

Real estate owned	$2,600,000	$2,600,000
Real estate loan	550,800	555,800
Cash	261,182	140,519
Total assets	$3,411,982	$3,296,319

Liabilities and Shareholders' Equity

Liabilities:
Note payable	$500,000	$500,000
Accounts payable	181,503	203,260
Total liabilities	681,503	703,260

Commitments and contingencies (Note 5)

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(23,642,863)	(23,780,283)
Total shareholders’ equity	2,730,479	2,593,059

Total liabilities and shareholders’ equity	$3,411,982	$3,296,319

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Revenues:
Interest income	$--	$--

Expenses:
General and administrative expenses	46,542	75,418
Operating expense	14,015	7,870
Total expenses	60,557	83,288

Other income	279,750

Net income (loss)	$219,193	$(83,288)

Net income (loss) per share	$12.17	$(4.63)

Weighted-average number of shares outstanding	18,007	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Revenues:
Interest income	$--		$--

Expenses:
General and administrative expenses	109,400		165,558
Operating expense	32,930		15,741
Total expenses	142,330		181,299

Other income	279,750

Net income (loss)	$137,420	$	(181,299)

Net income (loss) per share	$7.63	$	(10.07)

Weighted-average number of shares outstanding	18,007		18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$137,420	$(181,299)

Changes in operating assets and liabilities:
Decrease in interest receivable	--	20,000
( Decrease) increase in accounts payable	(21,757)	38,124

Net cash provided by (used in) operating activities	115,663	(123,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned	--	(79,114)
Collections on real estate loans	5,000	--

Net cash provided by (used in) investing activities	5,000	(79,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable	--	100,000

Net cash provided by financing activities	--	100,000

NET INCREASE (DECREASE) IN CASH	120,663	(102,289)

CASH AT BEGINNING OF PERIOD	140,519	217,309

CASH AT END OF PERIOD	$261,182	$115,020

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at June 30, 2011 and December 31, 2010, and the results of its operations for the three month and six month interim periods ended June 30, 2011 and June 30, 2010 and its cash flows for the six month interim periods ended June 30, 2011 and June 30, 2010 have been included.  Certain reclassifications have been made to prior period amounts to conform to the 2011 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

2. REAL ESTATE OWNED

As of June 30, 2011 the Trust owned one hundred and twenty-one acres of land valued at $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.

3. REAL ESTATE LOAN

As of June 30, 2011 the Trust had one $550,800 real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

The fair value of the $550,800 real estate loan approximated its carrying value at June 30, 2011. The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered on September 10, 2010.  As such, the real estate loan is considered impaired, but there is no measurable impairment at June 30, 2011.  Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income not realized on the real estate loan during the six months ended June 30, 2011 was $31,906.

4.  NOTE PAYABLE

As of June 30, 2011, the Trust had a $500,000 note payable collateralized by its real estate owned.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The aggregate fair value of the note approximates its carrying value as of June 30, 2011.

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

USA Real Estate Investment Trust v. Frank J. Ferris and Collie Christensen

On December 30, 2009, the Trust filed an action in the Superior Court of the State of California, County of Sacramento, to enforce the guarantees of Frank J. Ferris and Collie Christensen of a loan made on February 28, 2007, to CFG, LLC, a Mississippi limited liability company, in the sum of $6,800,000.   The loan was secured by a deed of trust on real property located in Wiggins, Mississippi, which was foreclosed on January 6, 2009.  The Trust foreclosed against the real property collateral bidding $2,500,000 of the indebtedness.  The Trust seeks to recover the deficiency from the guarantors with interest thereon at the rate of 25% per annum from January 6, 2009, until paid. There are no known defenses to this action.

On March 5, 2010, a default was entered against Frank J. Ferris.  Collie Christensen filed an answer on March 5, 2010, and discovery is proceeding.  Although numerous defenses were raised in the answer, the Trust is aware of no factual basis for any of the asserted defenses.

On February 4, 2011, Frank Ferris filed a Petition in Bankruptcy seeking a discharge under Chapter 7 of the Bankruptcy Code and was discharged on May 24, 2011.

On February 11, 2011, Collie Christensen pleaded guilty in federal court to one count of wire fraud related to a scheme to misappropriate nearly $1,000,000 of investor funds unrelated to the Trust.  He is scheduled to be sentenced on September 27, 2011.

The case management conference that had been set for July 14, 2011 was continued to November 10, 2011.

USA Real Estate Investment Trust v. Gabrielle D. Chandler

On June 30, 2009, the Trust filed an action to enforce the guarantees of Robert A. Cook,  John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, of the original principal sum of $600,000.  Rivage Marina, LLC filed for bankruptcy on April 7, 2009.The bankruptcy of Rivage Marina, LLC was dismissed on September 20, 2010, because Rivage Marina, LLC had no assets and there was nothing remaining to reorganize.  Prior to Rivage Marina, LLC filing bankruptcy, it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  Robert A. Leach filed for bankruptcy and was dismissed from the action. Mr. Leach was discharged in Bankruptcy on September 2, 2010.

On September 10, 2010, a judgment was entered against Robert A. Cook, John D. Chandler and Lonnie C. Nielson.  Costs and attorneys’ fees were added to the judgment on January 18, 2011, and an abstract of judgment was recorded on January 27, 2011.  The Trust discovered that John D. Chandler transferred his interest in the family’s residence to his wife, Gabrielle D. Chandler, on February 26, 2010, as her sole and separate property, which deed was recorded on April 7, 2010.  On February 26, 2011, the Trust filed a complaint to set aside the transfer as a fraudulent conveyance.  Gabrielle D. Chandler filed an answer on April 14, 2011, and discovery is proceeding.

A debtor’s examination of John D. Chandler has been completed and we have determined that the transfers that were made to his wife were not made for reasonably equivalent value and there was no reason for the transfers other than to hinder and delay creditors.  Several other properties were transferred to Gabrielle D. Chandler as well, and the Trust amended the complaint to set aside those transfers also.

Although five defenses were raised in the answer, the Trust is aware of no factual basis for any of the asserted defenses.  Given that the prior complaint was pending against John D. Chandler when the transfer was made, the Trust is confident that it will be able to reach the equity in the home and other properties, which should satisfy the judgment.

A case management conference has been set for September 1, 2011.

USA Real Estate Investment Trust v. The Security Title Guarantee Corporation of Baltimore, Patrick A. Sheehan, Esquire, John Does 1-10 and Corporation w, x, y and z

On May 5, 2011, the Trust entered into a Full and Final Release, Accord, Satisfaction and Acknowledgment of Settlement (the “Settlement Agreement”) by and among Patrick A. Sheehan and Security Title Guarantee Corporation of Baltimore.  Pursuant to the Settlement Agreement the Trust received $279,750, which is recognized as other income in the Statement of Operations for the three and six months ended June 30, 2011.

6.  SUBSEQUENT EVENT

As previously reported, the Trust entered into a Contract for Sale and Purchase of Real Property with Foremost Financial, LLC, an unaffiliated third party, to sell the one hundred and twenty one acres in Wiggins, Mississippi owned by the Trust for $2,600,000 in cash.  On July 18, 2011 Foremost Financial, LLC elected to terminate the contract as provided for under the terms of the contract.  The Trust will continue to market the property for sale.

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

RESULTS OF OPERATIONS

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Accordingly, no interest income was recognized in 2011 or 2010.

On May 5, 2011, the Trust entered into a Full and Final Release, Accord, Satisfaction and Acknowledgment of Settlement (the “Settlement Agreement”) by and among Patrick A. Sheehan and Security Title Guarantee Corporation of Baltimore.  Pursuant to the Settlement Agreement the Trust received $279,750, which is recognized as other income in the Statement of Operations for the three and six months ended June 30, 2011.

The Trust’s results of operations are substantially affected by its ability to sell its real estate owned and collect its real estate loan.

FINANCIAL POSITION

The Trust’s financial position is substantially affected by its ability to sell its real estate owned and collect its real estate loan.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, collections on its real estate loan, borrowings collateralized by real estate owned and the sale of real estate owned.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Exhibit 31.1 Section 302, Certifications of the Chief Executive Officer pursuant to SEC Release No. 33-8212 and 34-37551.

Exhibit 31.2 Section 302, Certifications of the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-37551.

Exhibit 32.1 Section 906, Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

August 5, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer