Form 10-Q/A
period 2011-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2011-08-12
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

Explanatory Note

The sole purpose of this Amendment No. 1 to USA Real Estate Investment Trust’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

*31.1	Exhibit 31.1 Section 302, Certifications of the Chief Executive Officer pursuant to SEC Release No. 33-8212 and 34-37551

*31.2:	Exhibit 31.2 Section 302, Certifications of the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-37551

*32.1:	Exhibit 32.1 Section 906, Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to SEC Release No. 33-8212 and 34-47551

**101.1:
The following financial statements from USA Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Statements of Operations; (ii) the Balance Sheets; (iii) the Statements of Cash Flows; and, (iv) the Notes to Financial Statements, tagged as blocks of text.

*	Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed August 8, 2011.

**	Filed herewith.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

August 12, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer