Form 10-Q
period 2011-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2011-11-14
CIK 803771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

650 Howe Avenue, Suite 730
Sacramento, CA  95825
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

As of November 14, 2011, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets

Real estate owned	$2,600,000	$2,600,000
Real estate loan, net of reserve of $150,800 and $0	--	555,800
Cash	589,928	140,519
Total assets	$3,189,928	$3,296,319

Liabilities and Shareholders' Equity

Liabilities:
Note payable	$500,000	$500,000
Accounts payable	194,790	203,260
Total liabilities	694,790	703,260

Commitments and contingencies (Note 5)

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(23,878,204)	(23,780,283)
Total shareholders’ equity	2,495,138	2,593,059

Total liabilities and shareholders’ equity	$3,189,928	$3,296,319

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenues:
Interest income	$--		$--

Expenses:
General and administrative expenses	56,630		59,702
Operating expense	27,911		18,242
Provision for loan loss	150,800		--
Total expenses	235,341		77,944

Other income	--		--

Net loss	$(235,341)	$	(77,944)

Net loss per share	$(13.07)		$(4.33)

Weighted-average number of shares outstanding	18,007		18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Revenues:
Interest income	$--		$--

Expenses:
General and administrative expenses	166,030		225,260
Operating expense	60,841		33,983
Provision for loan loss	150,800		-
Total expenses	377,671		259,243

Other income	279,750		--

Net loss	$(97,921)	$	(259,243)

Net loss per share	$(5.44)	$	(14.40)

Weighted-average number of shares outstanding	18,007		18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,921)	$(259,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reserve for loan loss	150,800	--
Changes in operating assets and liabilities:
Decrease in interest receivable	--	40,800
(Decrease) increase in accounts payable	(8,470)	75,115

Net cash provided by (used in) operating activities	44,409	(143,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in real estate owned	--	(82,615)
Collections on real estate loans	405,000	19,200

Net cash provided by (used in) investing activities	405,000	(63,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable	--	100,000

Net cash provided by financing activities	--	100,000

NET INCREASE (DECREASE) IN CASH	449,409	(106,743)

CASH AT BEGINNING OF PERIOD	140,519	217,309

CASH AT END OF PERIOD	$589,928	$110,566

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2010 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at September 30, 2011 and December 31, 2010, and the results of its operations for the three month and nine month interim periods ended September 30, 2011 and September 30, 2010 and its cash flows for the nine month interim periods ended September 30, 2011 and September 30, 2010 have been included.  Certain reclassifications have been made to prior period amounts to conform to the 2011 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

2.     REAL ESTATE OWNED

As of September 30, 2011 the Trust owned one hundred and twenty-one acres of land valued at $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.

3.    REAL ESTATE LOAN

As of September 30, 2011 the Trust had one real estate loan collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered on September 10, 2010.  The Trust received a $400,000 settlement payment from one of the guarantors in September 2011.  The Trust intends to pursue collection of the remaining $150,800 balance from the remaining guarantor. As such, the remaining $150,800 balance is considered impaired and the Trust recorded a $150,800 provision for loan loss to establish a loan loss reserve at September 30, 2011.  Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income not realized on the real estate loan during the nine months ended September 30, 2011 was $41,239.

4.  NOTE PAYABLE

As of September 30, 2011, the Trust had a $500,000 note payable collateralized by its real estate owned.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  The note evidences, in part, $200,000 borrowed from Bonnie Leidig, the spouse of Gregory Crissman, a trustee and chief financial officer of the Trust.  The aggregate fair value of the note approximates its carrying value as of September 30, 2011.

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

On February 11, 2011, Collie Christensen pleaded guilty in federal court to one count of wire fraud related to a scheme to misappropriate nearly $1,000,000 of investor funds unrelated to the Trust.  He was sentenced on October 18, 2011 to five years. He is appealing the sentence.

On November 10, 2011 the case was referred to Trial Setting Process for selection of Trial and Mandatory Settlement Conference.

USA Real Estate Investment Trust v. Gabrielle D. Chandler

On June 30, 2009, the Trust filed an action to enforce the guarantees of Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson of a loan to Rivage Marina, LLC, a California limited liability company, under a promissory note, dated August 21, 2008, of the original principal sum of $600,000.  Rivage Marina, LLC filed for bankruptcy on April 7, 2009.

The bankruptcy of Rivage Marina, LLC was dismissed on September 20, 2010, because Rivage Marina, LLC had no assets and there was nothing remaining to reorganize.  Prior to Rivage Marina, LLC filing bankruptcy, it transferred the collateral of the deed of trust related to the $600,000 promissory note to Captain’s Table Marina, LLC, a newly formed entity owned by the same persons who are the members of Rivage Marina, LLC.  Robert A. Leach filed for bankruptcy and was dismissed from the action. Mr. Leach was discharged in Bankruptcy on September 2, 2010.

On September 10, 2010, a judgment was entered against Robert A. Cook, John D. Chandler and Lonnie C. Nielson.  Costs and attorneys’ fees were added to the judgment on January 18, 2011, and an abstract of judgment was recorded on January 27, 2011.  The Trust discovered that John D. Chandler transferred his interest in the family’s residence to his wife, Gabrielle D. Chandler, on February 26, 2010, as her sole and separate property, which deed was recorded on April 7, 2010.  On February 26, 2011, the Trust filed a complaint to set aside the transfer as a fraudulent conveyance.  Gabrielle D. Chandler filed an answer on April 14, 2011.

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

In August 2011, the parties reached a settlement which was signed on September 8, 2011, by John D, Chandler and Gabrielle D. Chandler.  The settlement called for the payment of $400,000 within ten days, which funds have been received by the Trust.  In order to avoid a possible set aside of the settlement in bankruptcy, the action will not be dismissed and the properties encumbered by the litigation will not be released until ninety-one days after the funds have passed, at which time the judgment will be acknowledged as satisfied as to John D. Chandler and the action against Gabrielle D. Chandler will be dismissed.

Robert A. Cook filed for bankruptcy under Chapter 11 on August 8, 2011, seeking to reorganize his financial affairs.

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

RESULTS OF OPERATIONS

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Accordingly, no interest income was recognized in 2011 or 2010.  The Trust recorded a $150,800 provision for loan loss to establish the loan loss reserve against the real estate loan at September 30, 2011.

On May 5, 2011, the Trust entered into a Full and Final Release, Accord, Satisfaction and Acknowledgment of Settlement (the “Settlement Agreement”) by and among Patrick A. Sheehan and Security Title Guarantee Corporation of Baltimore.  Pursuant to the Settlement Agreement the Trust received $279,750, which is recognized as other income in the Statement of Operations for the nine months ended September 30, 2011.

The Trust’s results of operations are substantially affected by its ability to sell its real estate owned.

FINANCIAL POSITION

The Trust’s financial position is substantially affected by its ability to sell its real estate owned.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, borrowings collateralized by real estate owned and the sale of real estate owned.

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

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

November 14, 2011	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer