Form 10-K
period 2011-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2012-03-26
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Small Business Issuer as specified in its Charter)

California	68-0420085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

650 Howe Avenue, Suite 730
Sacramento, California  95825
(Address of principal executive offices)  (Zip Code)

(916) 761-4992
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Shares of Beneficial Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark if Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐  No ☒

The aggregate market value of the registrant’s voting shares held by non-affiliates:  no established market exists for the registrant’s shares of beneficial interest.

The number of shares of beneficial interest outstanding at March 26, 2012 was 18,007.
RDGPreambleEnd

USA REAL ESTATE INVESTMENT TRUST

Forward-Looking Statements

This Annual Report on Form 10-K of USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which the Trust operates; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in the Trust's credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; the ability to maintain the Trust's status as a real estate investment trust ("REIT") for federal income tax purposes; governmental approvals, actions and initiatives; environmental/safety requirements and costs; risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget; risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports the Trust files with the Securities and Exchange Commission or in other documents that the Trust publicly disseminates.  The Trust undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

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

The office of the Trust is located at 650 Howe Avenue, Suite 730 in Sacramento, California.

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

ITEM 2.  PROPERTIES.

    As of December 31, 2011 the Trust owned one hundred and twenty-one acres of land in Wiggins, Mississippi valued at $1,786,000.  The Trust acquired this land through foreclosure on January 6, 2009.

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

A mandatory settlement conference and the trial have been set for April 11, 2012 and May 16, 2012, respectively.

USA Real Estate Investment Trust v. Robert A. Cook, John D. Chandler, Robert A. Leach and Lonnie C. Nielson

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

In August 2011, the parties reached a settlement which was signed on September 8, 2011, by John D, Chandler and Gabrielle D. Chandler.  The settlement called for the payment of $400,000 within ten days, which funds have been received by the Trust.  In order to avoid a possible set aside of the settlement in bankruptcy, the action was not dismissed until January 5, 2012.  The properties encumbered by the litigation have been released and the judgment against John D. Chandler has been acknowledged as satisfied as to him only.

Robert A. Cook filed for bankruptcy under Chapter 11 on August 8, 2011, seeking to reorganize his financial affairs.   A bankruptcy trustee has been appointed who is marshalling the assets and contemplating a liquidating plan.  The value of the estate is speculative and no distribution is expected in the near future.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’SCOMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of March 26, 2012, the Trust had 18,007 shares outstanding to 2,019 shareholders of record.

No active public trading market presently exists for the shares of the Trust.   Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board.

The Trust paid no distributions in 2011 or 2010.  Currently, the Trust has no continuing income, but continuing expenses.   As a result the Trustees have suspended distributions at this time.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING ESTIMATES

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Subsequent to acquisition, real estate owned is carried at the lower of carrying amount or current fair value less selling costs.  Decreases in the carrying amount of real estate owned are recorded as an impairment charge in the statements of operations.

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

RESULTS OF OPERATIONS

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Accordingly, no interest income was recognized in 2011 or 2010.  The Trust recorded a $150,800 provision for loan loss to establish the loan loss reserve against the real estate loan in September 2011.

    As of December 31, 2011 the Trust owned one hundred and twenty-one acres of land in Wiggins, Mississippi recorded at $1,786,000 which is after an impairment of $814,000 was taken.  Prior to impairment the recorded amount was $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.  On January 20, 2012 the Trust entered into an agreement to sell its real estate owned for $1,900,000, less a six percent selling cost.  The Trust has determined that the current negotiations reflect a reasonable basis for determining the fair value of the real estate owned at December 31, 2011.

    In 2011, the Trust entered into two settlement agreements pertaining to the closing of a commercial real estate loan transaction in 2007.  Pursuant to these settlement agreements the Trust received $653,580 which is recognized as other income in the Statement of Operations in 2011.

    The Trust’s results of operations are substantially affected by its ability to sell its real estate owned.

FINANCIAL POSITION

The Trust’s financial position is substantially affected by its ability to sell its real estate owned.

LIQUIDITY AND CAPITAL RESOURCES

Currently, the Trust has no continuing income, but continuing expenses. As a result the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, borrowings collateralized by real estate owned and the sale of real estate owned.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders
USA Real Estate Investment Trust
Sacramento, California

We have audited the accompanying balance sheet of USA Real Estate Investment Trust (the "Trust") as of December 31, 2011, and the related statements of operations, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Sacramento, California
March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders
USA Real Estate Investment Trust

We have audited the accompanying balance sheet of USA Real Estate Investment Trust (the "Trust") as of December 31, 2010, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Sacramento, California
March 31, 2011

RDGXBRLParseBegin
USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	December 31,	December 31,
	2011	2010

Assets

Real estate owned	$1,786,000	$2,600,000
Real estate loan	--	555,800
Cash	718,198	140,519
Other assets	78,500	--
Total assets	$2,582,698	$3,296,319

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$102,052	$203,260
Note payable	500,000	500,000
Total liabilities	602,052	703,260

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(24,392,696)	(23,780,283)
Total shareholders' equity	1,980,646	2,593,059

Total liabilities and shareholders' equity	$2,582,698	$3,296,319

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2011 and 2010

	2011		2010

Revenues:
Interest income		$--		$--

Expenses:
Operating		74,916		50,071
Impairment charge		964,800		3,453,951
General and administrative		226,277		309,573
		1,265,993		3,813,595
Other income		653,580		--

Net (loss)	$	(612,413)	$	(3,813,595)

Net loss per share	$	(34.01)	$	(211.78)

Weighted-average number of shares		18,007		18,007

Distributions per share		$0.00		$0.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2011 and 2010

	Shares of Beneficial Interest		Additional Paid-in	Distributions in Excess of Cumulative		Total Shareholders'
	Number	Amount	Capital	Net Income		Equity

December 31, 2009	18,007	$18,007	$26,355,335	$	(19,966,688)	$6,406,654

Net loss					(3,813,595)	(3,813,595)

December 31, 2010	18,007	18,007	26,355,335		(23,780,283)	2,593,059

Net loss					(612,413)	(612,413)

December 31, 2011	18,007	$18,007	$26,355,335	$	(24,392,696)	$1,980,646

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011		2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(612,413)	$	(3,813,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge		964,800		3,453,951
Changes in operating assets and liabilities:
Decrease in interest receivable		--		40,800
(Decrease) increase in accounts payable		(101,208)		80,469
Increase in other assets		(78,500)		--

Net cash provided by (used in) operating activities		172,679		(238,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on real estate loans		405,000		44,200
Investments in real estate owned		--		(82,615)

Net cash provided by (used in) in investing activities		405,000		(38,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable		--		200,000

Net cash provided by financing activities		--		200,000

NET INCREASE (DECREASE) IN CASH		577,679		(76,790)

CASH AT BEGINNING OF PERIOD		140,519		217,309

CASH AT END OF PERIOD		$718,198		$140,519

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19,1987 upon the sale of the minimum offering amount of shares of beneficial interest.  The Trust is a self-administered, self-managed, real estate investment trust.

USE OF ESTIMATES:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

REAL ESTATE OWNED:  Real estate owned consists solely of the one hundred and twenty-one acres of land the Trust acquired through foreclosure on January 6, 2009.  Real estate owned is originally recorded at fair value less estimated selling costs.  Subsequent to acquisition, real estate owned is carried at the lower of carrying amount or current fair value less selling costs.  Decreases in the carrying amount of real estate owned are recorded as an impairment charge in the statements of operations.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For 2011 and 2010, all material revenues have been derived from domestic operations.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The Update requires the disclosure of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, as opposed to the more common historical practice of disclosure as a component of the statement of stockholders' equity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance will have no impact on the financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update modifies accounting guidance and expands existing disclosure requirements for fair value measurements. This Update clarifies how fair values should be measured for instruments classified in stockholders’ equity and under what circumstances premiums and discounts should be applied in fair value measurements. This Update also permits entities to measure fair value on a net basis for financial instruments that are managed based on net exposure to market risks and/or counterparty credit risk. This update is effective in the first quarter of 2012 and should be applied retrospectively. The adoption of this guidance will have no impact on the financial statements or disclosures.

2.    REAL ESTATE OWNED

As of December 31, 2011 the Trust owned one hundred and twenty-one acres of land in Wiggins, Mississippi recorded at $1,786,000 which is after an impairment of $814,000 was taken.  Prior to impairment the recorded amount was $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.  On January 20, 2012 the Trust entered into an agreement to sell its real estate owned for $1,900,000, less a six percent selling cost.  The Trust has determined that the current negotiations reflect a reasonable basis for determining the fair value of the real estate owned at December 31, 2011.

3.    REAL ESTATE LOAN

As of December 31, 2011 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

The Trust’s motion for summary judgment in the lawsuit the Trust filed to enforce the guarantees of the guarantors of the real estate loan was granted and judgment entered in September 2010.  The Trust received a $400,000 settlement payment from one of the guarantors in September 2011.  The Trust intends to pursue collection of the remaining $150,800 balance from the remaining guarantor. As such, the remaining $150,800 balance is considered impaired and the Trust recorded a $150,800 provision for loan loss to establish a loan loss reserve in September 2011.

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income not realized on the real estate loan during 2011and 2010 was $41,239 and $76,636, respectively.

4.    NOTE PAYABLE

As of December 31, 2011, the Trust had a $500,000 note payable collateralized by the one hundred and twenty-one acres of land in Wiggins, Mississippi.  The promissory note bears interest at 9% per annum with both the interest and principal due on January 31, 2012.  Accrued and unpaid interest on the note payable was $83,244 at December 31, 2011.  The note evidences, in part, $200,000 borrowed from Bonnie Leidig, the spouse of Gregory E. Crissman, a Trustee and Chief Financial Officer of the Trust. The aggregate fair value of the note approximates its carrying value as of December 31, 2011.

On December 27, 2011, the Trust and the holders of the $500,000 note payable entered into an agreement to extend the maturity date to January 31, 2013 and revise the interest rate and the interest payment dates.  Under this new agreement the interest rate from January 31, 2012 through January 31, 2013 was reduced from 9% to 6.5% and $75,156 of the $87,066 of accrued and unpaid interest that was due on January 31, 2012 was extended to December 15, 2012.

5.    DISTRIBUTIONS

The Trust paid no distributions in 2011 or 2010.

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

7.    RELATED PARTY

      In 2011 the Trust paid Benjamin A. Diaz, a Trustee and Secretary of the Trust, $44,000 for legal services provided in connection with certain settlements entered into by the Trust.
RDGXBRLParseEnd
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

      In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

     Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Management assessed the effectiveness of the Trust’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2011.

     This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

GENERAL

The Trust has no employees.  It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

The Trustees of the Trust are as follows:

Name	Age	Trustee Since	Office

Jeffrey B. Berger	59	2010	Trustee, Chairman and Chief Executive Officer

Gregory E. Crissman	60	1986	Trustee and Chief Financial Officer

Benjamin A. Diaz	79	1988	Trustee and Secretary

The following is a brief description of the background and business experience of each Trustee.

JEFFREY B. BERGER.  Mr. Berger is a Trustee and the Chairman and the Chief Executive Officer of the Trust.  Mr. Berger is president of University Capital Management, Inc.  University Capital Management, Inc. is a full-service real estate company engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Nevada, Hawaii and Oregon.  Mr. Berger earned his Bachelor of Arts from the University of California in Davis, California in 1974 and his Juris Doctor degree from Thomas Jefferson School of Law in 1978.  He is a member of The State Bar of California and the American Bar Association.

GREGORY E. CRISSMAN.  Mr. Crissman is a Trustee and the Chief Financial Officer of the Trust.  He has over 30 years of experience in real estate, accounting, auditing, and taxation.   Mr. Crissman earned a Bachelor of Science in Business Administration from California State University in Sacramento, California in 1976.  He is a Certified Public Accountant and a member of both the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

BENJAMIN A. DIAZ.  Mr. Diaz is a Trustee and the Secretary of the Trust.  Mr. Diaz is a retired judge of the Superior Court of California.  He served as a judge of the Sacramento County Superior Court from April 1976 to May 1986.  He engaged in private practice in Sacramento, California from 1986 to December 1991 specializing in real estate transactions, general practice, litigation, business law, and personal injury matters.  From January 1992 to the present, Judge Diaz has been engaged in private judging, arbitration, mediation and consulting services.  Mr. Diaz received his Juris Doctor degree from the University of Pacific, McGeorge School of Law in Sacramento, California in 1966.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Trustees, executive officers, and holders of more than 10% of the Trust’s shares of beneficial interest to file with the SEC reports regarding their ownership and changes in ownership of the Trust’s shares.  The Trust believes that during 2011, the trustees, executive officers, and any 10% shareholders complied with all Section 16(a) filing requirements.

      In making these statements, the Trust relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to it and the written representations of the Trustees, executive officers, and any 10% shareholders.

CODE OF ETHICS

      The Trustees have adopted a code of ethics that applies to its trustees and officers. The Trust filed a copy of its code of ethics as an exhibit to its annual report on Form 10-K.

AUDIT COMMITTEE

      The Trustees have established an Audit Committee, comprised of Mr. Diaz. Mr. Diaz serves as chairman of the Audit Committee.  The trustees have determined that Mr. Diaz is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Trustees do not maintain a nominating or compensation committee or any other standing committee except for the audit committee.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2011, the Trust was a self-administered, self-managed real estate investment trust.  The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary.  No officer except Gregory E. Crissman was compensated by the Trust in his capacity as an officer.  During 2011, none of the Trust's officers received compensation in excess of $18,425.

Name and		All Other
Principal Position	Year	Compensation		Total

Gregory E. Crissman, Chief Financial Officer	2011	$18,425	(1)	$18,425

Gregory E. Crissman, Chief Financial Officer	2010	$62,425	(1)	$62,425

(1)	Includes fees for each meeting of the Trustees attended for a total of $9,625.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustee’s meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2011 except Gregory E. Crissman who received compensation as an officer for work performed.  The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2011, the Trustees had seven regular meetings.  All Trustees attended all meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of March 26, 2012, no person known to the Trust owns beneficially more than 5% of its outstanding shares.  This percentage of ownership is based on the number of shares of beneficial interest on such date.  No Trustee beneficially owns any shares of the Trust except as set forth below:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Gregory E. Crissman, Trustee and Chief Financial Officer 1066 Vanderbilt Way Sacramento, CA 95825	46	0.2555

Jeffrey B. Berger. Trustee, Chairman and Chief Executive Officer 2443 Fair Oaks Boulevard, #368 Sacramento, CA 95825	1	0.0056

Benjamin A. Diaz, Trustee and Secretary P.O. Box 2008 Folsom, CA 95763	0	0.0000

All Trustees and officers as a group	47	0.2611

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Perry-Smith LLP was the Trust’s independent registered accounting firm until October 31, 2011.

	2011	2010

Audit Fees	$9,000	$29,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$9,000	$29,000

Crowe Horwath, LLP the Trust’s current independent registered accounting firm was appointed as of November 1, 2011.

	2011	2010

Audit Fees	$8,000	$--
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$8,000	$--

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2011 and 2010.

Audit Fees

Audit Fees relate to services related to the audit of the Trust’s financial statements, review of the financial statements included in the Trust’s quarterly reports on Form 10-Q and consents and assistance in connection with other filings.

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements and are reported under “Audit Fees.”  There were no such fees in 2011 or 2010.

Tax Fees

Tax Fees include fees for services rendered in connection with the preparation of federal, state and foreign tax returns and other filings and tax consultation services.  There were no such fees in 2011 or 2010.

All Other Fees

There were no other fees in 2011 or 2010.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1		Amended and Restated Declaration of Trust of USA Real Estate Investment Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

3.2		Bylaws of the Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

3.4
Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and 2.4.3 of the Amended and Restated Declaration of Trust of USA Real Estate Investment Trust (included as Exhibit 3.4 to Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

4.1		Article VIII of Exhibit 3.1(included as Exhibit 4.1 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

4.2		Form of Share Certificate (included as Exhibit 4.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

14.1		Code of Ethics (included as Exhibit 14.1 to Form 10-K filed on March 14, 2004 and incorporated herein by reference).

31.1		Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934.

31.2		Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934.

32.1		Section 906 Certifications filed by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*
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

Dated:	March 26, 2012		USA Real Estate Investment Trust
Date
		By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	March 26, 2012	By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger, Trustee, Chairman
and Chief Executive Officer

Dated:	March 26, 2012	By:	/s/ Gregory E. Crissman
	Date		Gregory E. Crissman, Trustee
and Chief Financial Officer

Dated:	March 26, 2012	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee and Secretary