Form 10-Q
period 2012-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2012-05-14
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

650 Howe Avenue, Suite 730
Sacramento, CA  95825
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

As of May 14, 2012, 18,007 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	March 31,	December 31,
	2012	2011
	Unaudited
Assets

Real estate owned	$1,786,000	$1,786,000
Real estate loan	--	--
Cash	586,291	718,198
Other assets	129,676	78,500
Total assets	$2,501,967	$2,582,698

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$90,285	$102,052
Note payable	500,000	500,000
Total liabilities	590,285	602,052

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 18,007 shares outstanding	18,007	18,007
Additional paid-in capital	26,355,335	26,355,335
Distributions in excess of cumulative net income	(24,461,660)	(24,392,696)
Total shareholders’ equity	1,911,682	1,980,646

Total liabilities and shareholders’ equity	$2,501,967	$2,582,698

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Interest income	$--	$--

Expenses:
General and administrative expenses	65,369	62,858
Operating expense	3,595	18,915
Total expenses	68,964	81,773

Net loss	$(68,964)	$(81,773)

Net loss per share	$(3.83)	$(4.54)

Weighted-average number of shares outstanding	18,007	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,964)	$(81,773)

Changes in operating assets and liabilities:
Decrease in accounts payable	(11,767)	(10,311)

Net cash used in operating activities	(80,731)	(92,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on real estate loan	--	5,000
Advance to related party	(51,176)	--

Net cash (used in) provided by in investing activities	(51,176)	5,000

NET DECREASE IN CASH	(131,907)	(87,084)

CASH AT BEGINNING OF PERIOD	718,198	140,519

CASH AT END OF PERIOD	$586,291	$53,435

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at March 31, 2012 and December 31, 2011, and the results of its operations for the three month interim periods ended March 31, 2012 and March 31, 2011 and its cash flows for the three month interim periods ended March 31, 2012 and March 31, 2011 have been included.  Certain reclassifications have been made to prior period amounts to conform to the 2012 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE: In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Other than the additional disclosure requirements (see Note 6.) the adoption of this guidance had no impact on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this guidance had no impact on the financial statements or disclosures.

2.     REAL ESTATE OWNED

As of March 31, 2012 the Trust owned 121 acres of land in Wiggins, Mississippi valued at $1,786,000.  The Trust acquired this land through foreclosure on January 6, 2009.  On January 20, 2012 the Trust entered into an agreement to sell its real estate owned for $1,900,000, less a six percent selling cost.  The Trust has determined that the current negotiations reflect a reasonable basis for determining the fair value of the real estate owned at March 31, 2012. On May 11, 2012, the Trust completed the sale of its real estate. See Note 8 – Subsequent Event.

3.    REAL ESTATE LOAN

As of March 31, 2012 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

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

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income forgone on the real estate loan during the three months ended March 31, 2012 and 2011 was $3,760 and $16,549 respectively.

4.  NOTE PAYABLE

As of March 31, 2012, the Trust had a $500,000 note payable collateralized by its real estate owned.  The promissory note bears interest at 6.5% per annum with both the interest and principal due on January 31, 2013.  The note evidences, in part, $200,000 borrowed from Bonnie Leidig, the spouse of Gregory Crissman, a trustee and chief financial officer of the Trust.

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

6.  FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL MEASUREMENTS

      The Trust has no financial instruments accounted for at fair value on a recurring or non-recurring basis.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying values and fair values of the Trust’s other financial instruments were as follows:

		March 31, 2012		December 31, 2011
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$586,291	$586,291	$718,198	$718,198
Accounts payable	2	90,285	90,285	102,052	102,052
Note payable due within one year	2	500,000	500,000	500,000	500,000

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The following methods were used to estimate the fair values of other financial instruments:

Cash, Accounts payable and Note payable due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash were classified in Level 1 of the fair value hierarchy. The fair value amounts of Accounts payable and Note payable due within one year were classified in Level 2 of the fair value hierarchy.

7.  RELATED PARTY

The Trust advanced $51,176 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the three months ended March 31, 2012. As of March 31, 2012, the Trust has advanced a total of $129,676 to WCRT in connection with WCRT’s formation and proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

8.  SUBSEQUENT EVENT

On May 11, 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi owned by the Trust for $1,900,000 in cash. In connection with the sale, the Trust paid a real estate commission of $114,000 to its broker and paid in full the $585,911 of outstanding principal and accrued interest under the deed of trust secured by the property.

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Trust’s critical accounting policies govern real estate owned and real estate loans.  These policies are described in the “Critical Accounting Estimates” section within Item 7 in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Accordingly, no interest income was recognized in 2012 or 2011.  The Trust recorded a $150,800 provision for loan loss to establish the loan loss reserve against the real estate loan at September 30, 2011.

    The Trust’s results of operations are substantially affected by its ability to sell its real estate owned.

FINANCIAL POSITION

The Trust’s financial position is substantially affected by its ability to sell its real estate owned. The Trust advanced $51,176 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the three months ended March 31, 2012. As of March 31, 2012, the Trust has advanced a total of $129,676 to WCRT in connection with WCRT’s formation and proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but has continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand, borrowings collateralized by real estate owned and the sale of real estate owned.

On May 11, 2012 the Trust sold the 121 acres of land in Wiggins, Mississippi held by the Trust. As a result of the sale, the Trust has $1,200,089 of additional cash. The trustees of the Trust will evaluate the best use for such funds and have provisionally approved an investment in WCRT of approximately $1,500,000.  Such provisional approval of an investment in WCRT by the Trust’s trustees does not represent a binding or definitive agreement on behalf of the Trust, but merely a statement of intention of the trustees.  Such investment is subject to the consummation of WCRT’s initial public offering and the exercise by the trustees of their fiduciary duties on behalf of the Trust, including final approval of such investment.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The action has now been settled and complaints and cross complaints will be dismissed in consideration for Mr. Christensen’s cooperation in documenting the recent transfer of the property which is still pending.

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

Robert A. Cook filed for bankruptcy under Chapter 11 on August 8, 2011, seeking to reorganize his financial affairs.  A bankruptcy trustee has been appointed who is marshalling the assets and contemplating a liquidation plan.  The value of the estate is speculative and no distribution is expected in the near future.

On April 24, 2012, a complaint to set aside liens on Cook’s interest in the Kings Professional  Basketball Club LP and Arco Arena Limited Partnership have been filed by the Chapter 11 trustee which could potentially also set aside or subordinate the Trust’s judgment lien.  In doing so the trustee may remove a lien that had priority over the Trust’s lien and ultimately improve the prospect of a payout to the Trust from the Cook estate.  The complaint has not been served yet and no evaluation of the Trust’s interest can be made at this time; however, no affirmative relief is sought against the Trust that could result in a monetary recovery from the Trust.

ITEM 1A	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4	MINE SAFTY DISCLOSURES

       None.

ITEM 5	OTHER INFORMATION

       None.

ITEM 6	EXHIBITS

3.1	Amended and Restated Declaration of Trust of USA Real Estate Investment Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

3.2	Bylaws of the Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

3.4
Amendments to Sections 2.3.1, 2.3.7, 2.3.8, 2.4.2 and 2.4.3 of the Amended and Restated Declaration of Trust of USA Real Estate Investment Trust (included at Exhibit 3.4 to Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

4.1		Article VIII of Exhibit 3.1(included as Exhibit 4.1 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

4.2		Form of Share Certificate (included as Exhibit 4.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

10.1
Agreement to Purchase and Sell, dated January 20, 2012, by and between the Trust and the AAA land Company, LLC (included as Exhibit 10.1 to Form 8-K filed January 25, 2012 and incorporated herein by reference).

31.1
Certification of the Principal Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Section 906 Certifications filed by the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section of 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2012	USA REAL ESTATE INVESTMENT TRUST

By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

May 14, 2012	USA REAL ESTATE INVESTMENT TRUST

By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer