Form 10-K/A
period 2011-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2012-06-08
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Small Business Issuer as specified in its Charter)

California	68-0420085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Howe Avenue, Suite 730, Sacramento, California  95825
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

The number of shares of beneficial interest outstanding at June 8, 2012 was 18,007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends USA Real Estate Investment Trust’s (“Trust”) Annual Report on Form 10-K for the year ended December 31, 2011 which was originally filed on March 26, 2012 (“Original Filing”). The Original Filing omitted the signatures of the Trust’s independent registered public accounting firms in Item 8 of Part II.  The amended opinions below include the appropriate signatures. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this Form 10-K/A, speaks as of the filing date of the Original Filing and does not update or discuss any other Trust developments subsequent to the date of the Original Filing.

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

/s/ Crowe Horwath LLP

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

/s/ Perry-Smith LLP

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

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010

Revenues:
Interest income	$--	$--

Expenses:
Operating	74,916	50,071
Impairment charge	964,800	3,453,951
General and administrative	226,277	309,573
	1,265,993	3,813,595
Other income	653,580	--

Net (loss)	$(612,413)	$(3,813,595)

Net loss per share	$(34.01)	$(211.78)

Weighted-average number of shares	18,007	18,007

Distributions per share	$0.00	$0.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2011 and 2010

	Shares of Beneficial Interest		Additional Paid-in	Distributions in Excess of Cumulative Net	Total Shareholders'
	Number	Amount	Capital	Income	Equity

December 31, 2009	18,007	$18,007	$26,355,335	$(19,966,688)	$6,406,654

Net loss				(3,813,595)	(3,813,595)

December 31, 2010	18,007	18,007	26,355,335	(23,780,283)	2,593,059

Net loss				(612,413)	(612,413)

December 31, 2011	18,007	$18,007	$26,355,335	$(24,392,696)	$1,980,646

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(612,413)	$(3,813,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	964,800	3,453,951
Changes in operating assets and liabilities:
Decrease in interest receivable	--	40,800
(Decrease) increase in accounts payable	(101,208)	80,469
Increase in other assets	(78,500)	--

Net cash provided by (used in) operating activities	172,679	(238,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collections on real estate loans	405,000	44,200
Investments in real estate owned	--	(82,615)

Net cash provided by (used in) in investing activities	405,000	(38,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable	--	200,000

Net cash provided by financing activities	--	200,000

NET INCREASE (DECREASE) IN CASH	577,679	(76,790)

CASH AT BEGINNING OF PERIOD	140,519	217,309

CASH AT END OF PERIOD	$718,198	$140,519

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

RECENTLY ADOPTED AND ISSUED ACCOUNTING GUIDANCE:  On January 1, 2011, the Trust adopted Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires changes to disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The adoption of these changes had no impact on the financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The Update requires the disclosure of comprehensive income on the face of comprehensive income on the face of the income statement or in a stand-alone statement of comprehensive income, as opposed to the more common historical practice of disclosure as a component of the statement of stockholders' equity. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. The adoption of this guidance will have no impact on the financial statements or disclosures.

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

Item 15.  Exhibits and Financial Statement Schedules

31.1	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 filed herewith.

32.1	Section 906 Certifications filed by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 filed herewith.

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	June 8, 2012		USA Real Estate Investment Trust

		By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	June 8, 2012	By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger, Trustee, Chairman
and Chief Executive Officer

Dated:	June 8, 2012	By:	/s/ Gregory E. Crissman
	Date		Gregory E. Crissman, Trustee
and Chief Financial Officer

Dated:	June 8, 2012	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee and Secretary