Form 10-Q
period 2012-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2012-08-14
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

650 Howe Avenue, Suite 730
Sacramento, CA  95825
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

     As of August 14, 2012, 15,998 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Real estate owned	$--	$1,786,000
Real estate loan	--	--
Cash	1,348,677	718,198
Other assets	378,752	78,500
Total assets	$1,727,429	$2,582,698

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$39,818	$102,052
Note payable	--	500,000
Total liabilities	39,818	602,052

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,998 and 18,007 shares outstanding at June 30, 2012 and December 31, 2011, respectively	15,998	18,007
Additional paid-in capital	26,189,993	26,355,335
Distributions in excess of cumulative net income	(24,518,380)	(24,392,696)
Total shareholders’ equity	1,687,611	1,980,646

Total liabilities and shareholders’ equity	$1,727,429	$2,582,698

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2012	2011

Revenues:
Interest income	$--	$--

Expenses:
General and administrative expenses	55,570	46,542
Operating expense	1,150	14,015
Total expenses	56,720	60,557

Other income	--	279,750

Net (loss) income	$(56,720)	$219,193

Net (loss) income per share	$(3.27)	$12.77

Weighted-average number of shares outstanding	17,337	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Six Months Ended June 30,
	2012		2011

Revenues:
Interest income		$--	$--

Expenses:
General and administrative expenses		120,939	109,400
Operating expense		4,745	32,930
Total expenses		125,684	142,330

Other income		--	279,750

Net (loss) income	$	(125,684)	$137,420

Net (loss) income per share		$(7.11)	$7.63

Weighted-average number of shares outstanding		17,671	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(125,684)	$137,420

Changes in operating assets and liabilities:
Decrease in accounts payable	(62,234)	(21,757)

Net cash (used in) provided by operating activities	(187,918)	115,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate owned	1,786,000	--
Advance to related party	(300,252)	--
Collections on real estate loan	--	5,000

Net cash provided by investing activities	1,485,748	5,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(500,000)	--
Repurchase of shares of beneficial interest	(167,351)	--

Net cash used in financing activities	(667,351)	--

NET INCREASE IN CASH	630,479	120,663

CASH AT BEGINNING OF PERIOD	718,198	140,519

CASH AT END OF PERIOD	$1,348,677	$261,182

Supplemental cash flow disclosures:
Cash paid for interest	$85,911	--

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at June 30, 2012 and December 31, 2011, and the results of its operations for the three month and six month interim periods ended June 30, 2012 and June 30, 2011 and its cash flows for the six month interim periods ended June 30, 2012 and June 30, 2011 have been included.  The results of operations for interim periods are not necessarily indicative of results for the full year.

RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE: In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Other than the additional disclosure requirements (see Note 7.) the adoption of this guidance had no impact on the financial statements.

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

2.   REAL ESTATE OWNED

In May 2012, the Trust sold 121 acres of land in Wiggins, Mississippi for $1,900,000 in cash. In connection with the sale, the Trust paid a real estate commission of $114,000 to its broker. The net proceeds received of $1,786,000 resulted in no gain or loss.

3.   REAL ESTATE LOAN

As of June 30, 2012 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

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

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income forgone on the real estate loan during the six months ended June 30, 2012 and 2011 was $7,519 and $31,906, respectively.

4.  NOTE PAYABLE

As of December 31, 2011, the Trust had a $500,000 note payable collateralized by 121 acres of land in Wiggins, Mississippi owned by the Trust. In May 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi for $1,900,000 in cash. In connection with the sale, the Trust paid in full the $585,911 of outstanding principal and accrued interest on the note.

5. SHAREHOLDERS’ EQUITY

In June 2012, the Trust executed agreements to repurchase 2,009 of its shares of beneficial interest for $167,351.

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

The carrying values and fair values of the Trust’s other financial instruments were as follows:

		June 30, 2012		December 31, 2011
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$1,348,677	$1,348,677	$718,198	$718,198
Accounts payable	2	39,818	39,818	102,052	102,052
Note payable due within one year	2	--	--	500,000	500,000

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Cash, Accounts payable and Note payable due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments.

8.  RELATED PARTY

The Trust advanced $300,252 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the six months ended June 30, 2012.  As of June 30, 2012, the Trust has advanced a total of $378,752 to WCRT in connection with WCRT’s formation and proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

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

FINANCIAL POSITION

The Trust advanced $300,252 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the six months ended June 30, 2012. As of June 30, 2012, the Trust has advanced a total of $378,752 to WCRT in connection with WCRT’s formation and proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but has continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand.

In May 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi held by the Trust. As a result of the sale, the Trust had $1,200,089 of additional cash after paying the broker commission and the principal and accrued interest on the note payable collateralizing the land.

In May 2012, the trustees of the Trust (the “Trustees”) provisionally approved an investment by the Trust of approximately $1.5 million in the proposed $15 million underwritten initial public offering (the “IPO”) of West Coast Realty Trust, Inc., a Maryland corporation.  WCRT is a recently formed entity that intends to acquire and own necessity-based retail properties, including community and neighborhood shopping centers located in densely populated, middle and upper income markets in the Western United States.  WCRT intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with its taxable year ending December 31, 2012.  Jeffrey B. Berger, a trustee of the Trust and also the Chief Executive Officer and Chairman of the Trust, President and Chief Executive Officer of WCRT, and Benjamin A. Diaz, a trustee of the Trust and the Trust’s Secretary, is expected to be named to the board of directors of WCRT upon consummation of the WCRT IPO.

Such provisional approval of an investment in WCRT by the Trust’s trustees does not represent a binding or definitive agreement on behalf of the Trust, but merely a statement of intention of the trustees.  Such investment is subject to the consummation of WCRT initial public offering and the exercise by the trustees of their fiduciary duties on behalf of the Trust, including final approval of such investment.

Subsequent to the IPO, the Trust intends to distribute the shares it purchases to its shareholders on a pro rata basis as part of its contemplated liquidation and dissolution. Such contemplated liquidation is not assured as it would be subject to approval by the shareholders of the Trust. The shares purchased by the  Trust in the IPO will be subject to a six-month lock-up in favor of the underwriters of the IPO.

In June 2012, the Trust executed agreements to repurchase 2,009 of its shares of beneficial interest for $167,351.

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

Evaluation of Disclosure Controls and Procedures

      The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On April 24, 2012, a complaint to set aside liens on Cook’s interest in the Kings Professional  Basketball Club LP and Arco Arena Limited Partnership have been filed by the Chapter 11 trustee which could potentially also set aside or subordinate the Trust’s judgment lien.  In doing so the trustee may remove a lien that had priority over the Trust’s lien and ultimately improve the prospect of a payout to the Trust from the Cook estate.  The complaint has been served and a stipulation reached to set aside the lien of the lender and allow the Trust’s claim. No evaluation of the Trust’s interest can be made at this time pending the liquidation of the bankruptcy estate. No affirmative relief is sought against the Trust that could result in a monetary recovery from the Trust.

ITEM 1A	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the share repurchase activity for the three months ended June 30, 2012.

Period	Total Number of Shares (or Units Purchased)		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2012	-		-	N/A	N/A
May 2012	-		-	N/A	N/A
June 2012	2,009	(1)	$83.30	N/A	N/A
Total	2,009		$83.30	N/A	N/A

(1)	Represents shares purchased in privately-negotiated transactions.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4	MINE SAFTY DISCLOSURES

       None.

ITEM 5	OTHER INFORMATION

       None.

ITEM 6	EXHIBITS

3.1		Amended and Restated Declaration of Trust of USA Real Estate Investment Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

3.2		Bylaws of the Trust (included as Exhibit 3.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

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

32.1
Certifications of the Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

USA REAL ESTATE INVESTMENT TRUST
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2012	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

August 14, 2012	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer