Form 10-Q
period 2012-09-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2012-11-14
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________
Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST
(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

650 Howe Avenue, Suite 730
Sacramento, CA  95825
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

     As of November 14, 2012, 15,998 shares of beneficial interest of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
Assets

Real estate owned	$--	$1,786,000
Real estate loan	--	--
Cash	975,415	718,198
Other assets	682,752	78,500
Total assets	$1,658,167	$2,582,698

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$6,636	$102,052
Note payable	--	500,000
Total liabilities	6,636	602,052

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,998 and 18,007 shares outstanding at September 30, 2012 and December 31, 2011, respectively	15,998	18,007
Additional paid-in capital	26,189,993	26,355,335
Distributions in excess of cumulative net income	(24,554,460)	(24,392,696)
Total shareholders’ equity	1,651,531	1,980,646

Total liabilities and shareholders’ equity	$1,658,167	$2,582,698

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2012	2011

Revenues:
Interest income	$--	$--

Expenses:
General and administrative expenses	36,080	56,630
Operating expense	--	27,911
Provision for loan loss	--	150,800
Total expenses	36,080	235,341

Other income	--	--

Net loss	$(36,080)	$(235,341)

Net loss per share	$(2.26)	$(13.07)

Weighted-average number of shares outstanding	15,998	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Revenues:
Interest income	$--	$--

Expenses:
General and administrative expenses	157,019	166,030
Operating expense	4,745	60,841
Provision for loan loss	--	150,800
Total expenses	161,764	377,671

Other income		279,750

Net loss	$(161,764)	$(97,921)

Net loss per share	$(9.45)	$(5.44)

Weighted-average number of shares outstanding	17,114	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,764)	$(97,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Reserve for loan loss	--	150,800

Changes in operating assets and liabilities:
Decrease in accounts payable	(95,416)	(8,470)

Net cash (used in) provided by operating activities	(257,180)	44,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate owned	1,786,000	--
Advance to related party	(604,252)	--
Collections on real estate loan	--	405,000

Net cash provided by investing activities	1,181,748	405,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(500,000)	--
Repurchase of shares of beneficial interest	(167,351)	--

Net cash used in financing activities	(667,351)	--

NET INCREASE IN CASH	257,217	449,409

CASH AT BEGINNING OF PERIOD	718,198	140,519

CASH AT END OF PERIOD	$975,415	$589,298

Supplemental cash flow disclosures:
Cash paid for interest	$85,911	--

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.   The Trust is a self-administered, self-managed, real estate investment trust.  The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2011 Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at September 30, 2012 and December 31, 2011, and the results of its operations for the three month and nine month interim periods ended September 30, 2012 and September 30, 2011 and its cash flows for the nine month interim periods ended September 30, 2012 and September 30, 2011 have been included.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

3.    REAL ESTATE LOAN

As of September 30, 2012 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

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

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan and subsequent payments were first credited against previously recognized accrued and unpaid interest and second against principal.  As the accrued interest has been paid, all future payments will be credited against principal until the principal is fully recovered.  Interest income forgone on the real estate loan during the nine months ended September 30, 2012 and 2011 was $11,320 and $41,239 respectively.

4.  NOTE PAYABLE

As of December 31, 2011, the Trust had a $500,000 note payable collateralized by 121 acres of land in Wiggins, Mississippi owned by the Trust. In May 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi for $1,900,000 in cash. In connection with the sale, the Trust paid in full the $585,911 of outstanding principal and accrued interest on the note.

5. SHAREHOLDERS’ EQUITY

In June 2012, the Trust repurchased 2,009 of its shares of beneficial interest for $167,351.

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

The carrying values and fair values of the Trust’s other financial instruments were as follows:

		September 30, 2012		December 31, 2011
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$975,415	$975,415	$718,198	$718,198
Accounts payable	2	6,636	6,636	102,052	102,052
Note payable due within one year	2	--	--	500,000	500,000

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

Cash, Accounts payable and Note payable due within one year. The carrying amounts approximate fair value because of the short maturity of the instruments.

8.  RELATED PARTY

The Trust advanced $604,252 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the nine months ended September 30, 2012.  As of September 30, 2012, the Trust has advanced a total of $682,752 to WCRT in connection with WCRT’s formation and proposed initial public offering. $200,000 of this advance relates to a refundable commitment fee paid to Aviva Life and Annuity Company for WCRT’s planned mortgage refinance after completion of the proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

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

FINANCIAL POSITION

The Trust advanced $604,252 to West Coast Realty Trust, Inc., a related party (“WCRT”) during the nine months ended September 30, 2012. As of September 30, 2012, the Trust has advanced a total of $682,752 to WCRT in connection with WCRT’s formation and proposed initial public offering. $200,000 of this advance relates to a refundable commitment fee paid to Aviva Life and Annuity Company for WCRT’s planned mortgage refinance after completion of the proposed initial public offering. Such advance is reflected as “Other assets” on the accompanying balance sheet and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering.

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

In May 2012, the trustees of the Trust (the “Trustees”) provisionally approved an investment by the Trust of approximately $1.5 million in the proposed underwritten initial public offering (the “IPO”) of West Coast Realty Trust, Inc., a Maryland corporation (“WCRT”).  WCRT is a recently formed entity that intends to acquire and own necessity-based retail properties, including community and neighborhood shopping centers located in densely populated, middle and upper income markets in the Western United States.  WCRT intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with its taxable year ending December 31, 2012.  Jeffrey B. Berger, a trustee of the Trust and also the Chief Executive Officer and Chairman of the Trust, serves as President and Chief Executive Officer of WCRT, and Benjamin A. Diaz, a trustee of the Trust and the Trust’s Secretary, is expected to be named to the board of directors of WCRT upon consummation of the IPO.

Such provisional approval of an investment in WCRT by the Trust’s trustees does not represent a binding or definitive agreement on behalf of the Trust, but merely a statement of intention of the trustees.  Such investment is subject to the consummation of the IPO and the exercise by the trustees of their fiduciary duties on behalf of the Trust, including final approval of such investment.

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

In June 2012, the Trust repurchased 2,009 of its shares of beneficial interest for $167,351.

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

ITEM 4      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

November 14, 2012	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

November 14, 2012	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer