Form 10-K
period 2012-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2013-08-09
CIK 803771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The number of shares of beneficial interest outstanding at August 9, 2013 was 15,788.

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

From 1987 through 2011 the Trust was organized and operated in a manner that enabled it to be taxed as a real estate investment trust rather than a regular corporation. In 2012 the Trust was unable to maintain its status as a real estate investment trust. Accordingly, in 2012 and subsequent years the Trust will be taxed as a regular corporation.

The Trust will terminate 21 years after the death of the last survivor of persons listed in the Trust's Declaration of Trust. The Trust may also be terminated at any time by the majority vote or written consent of its shareholders.

The office of the Trust is located at 650 Howe Avenue, Suite 730 in Sacramento, California.

The Trust has no employees. It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof as a self-administered and self-managed California business trust.

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

ITEM 2.  PROPERTIES.

As December 31, 2011, the Trust owned one hundred and twenty one acres of land in Wiggins, Mississippi valued at $1,786,000.  The Trust acquired this land through foreclosure on January 6, 2009. On May 11, 2012, the Trust sold the one hundred and twenty-one acres of land in Wiggins, Mississippi.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’SCOMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Trust has one class of authorized and outstanding equity consisting of shares of beneficial interest with a par value of $1 per share.  The Trust engaged in a continuous best efforts public offering from May 20, 1987 until May 20, 1992.  As of August 9, 2013, the Trust had 15,788 shares outstanding to 2,013 shareholders of record.

No active public trading market presently exists for the shares of the Trust.  Occasional trades in the shares of the Trust take place without the participation of the Trust on the Over-the-Counter Bulletin Board.

The Trust paid no distributions in 2012 or 2011.  Currently, the Trust has no continuing income, but continuing expenses.   As a result the Trustees have suspended distributions at this time.

In December 2012, the Trust repurchased 200 of its shares of beneficial interest for $16,660 or $83.30 per share in a privately-negotiated transaction.

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

    REAL ESTATE LOAN:  The Trust carries its real estate loans at its unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement.  The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

RESULTS OF OPERATIONS

As of December 31, 2012, the Trust has advanced $817,282 to West Coast Realty Trust, Inc. (“WCRT”), a related party, in connection with WCRT’s formation and proposed initial public offering. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded a $587,282 impairment charge in the 2012 statement of operations.

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan.    Accordingly, no interest income was recognized in 2012 or 2011.  The Trust recorded a $150,800 provision for loan loss to establish the loan loss reserve against the real estate loan in September 2011.

 FINANCIAL POSITION

During 2012, the Trust advanced $738,782 to WCRT. As of December 31, 2012, the Trust has advanced a total of $817,282 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed subsequent to December 31, 2012 and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded a $587,282 impairment charge in the 2012 statement of operations. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $230,000 and $78,500 at December 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but has continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand.

On May 11, 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi held by the Trust. As a result of the sale, the Trust had $1,200,089 of additional cash after paying the broker commission and the principal and accrued interest on the note payable collateralized by the land.

In 2012, the Trust repurchased 2,209 of its shares of beneficial interest for $184,010 or $83.30 per share in privately-negotiated transactions.

OFF-BALANCE SHEET ARRANGEMENTS

The Trust has no off-balance sheet arrangements.

IMPACT OF INFLATION

The Trust's operations have not been materially affected by inflation.  The rate of inflation has been relatively low since the Trust commenced operations in October 1987.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page

Report of Independent Registered Public Accounting Firm	9

Balance Sheets
As of December 31, 2012 and 2011	10

Statements of Operations
Years Ended December 31, 2012 and 2011	11

Statements of Changes in Shareholders' Equity
Years Ended December 31, 2012 and 2011	12

Statements of Cash Flows
Years Ended December 31, 2012 and 2011	13

Notes to Financial Statements	14

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Trustees and Shareholders
USA Real Estate Investment Trust

We have audited the accompanying balance sheets of USA Real Estate Investment Trust as of December 31, 2012 and 2011, and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Investment Trust as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sacramento, California
August 9, 2013

USA REAL ESTATE INVESTMENT TRUST
Balance Sheets

	December 31, 2012	December 31, 2011

Assets

Real estate owned	$--	$1,786,000
Real estate loan, net	--	--
Cash	788,469	718,198
Other assets	230,000	78,500
Total assets	$1,018,469	$2,582,698

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$1,303	$102,052
Note payable	--	500,000
Total liabilities	1,303	602,052

Commitments and Contingencies

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,798 and 18,007shares outstanding at December 31, 2012 and 2011, respectively	15,798	18,007
Additional paid-in capital	26,173,534	26,355,335
Distributions in excess of cumulative net income	(25,172,166)	(24,392,696)
Total shareholders' equity	1,017,166	1,980,646

Total liabilities and shareholders' equity	$1,018,469	$2,582,698

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Operations
Years Ended December 31, 2012 and 2011

	2012	2011

Revenues:
Interest income	$1,542	$--

Expenses:
Operating	4,745	74,916
Impairment of receivables	587,282	964,800
General and administrative	188,985	226,277
	781,012	1,265,993

Other income, legal settlement	--	653,580

Net loss	$(779,470)	$(612,413)

Loss per share	$(46.35)	$(34.01)

Weighted-average number of shares	16,818	18,007

Distributions per share	$0.00	$0.00

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2012 and 2011

	Shares of Beneficial Interest		Additional Paid-in	Distributions in Excess of Cumulative	Total Shareholders'
	Number	Amount	Capital	Net Income	Equity

December 31, 2010	18,007	$18,007	$26,355,335	$(23,780,283)	$2,593,059

Net loss				(612,413)	(612,413)

December 31, 2011	18,007	18,007	26,355,335	(24,392,696)	1,980,646

Net loss				(779,470)	(779,470)

Repurchase of shares	(2,209)	(2,209)	(181,801)		(184,010)

December 31, 2012	15,798	$15,798	$26,173,534	$(25,172,166)	$1,017,166

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(779,470)	$(612,413)
Adjustments to reconcile net loss to net cash ( used in) provided by operating activities:
Impairment charge	587,282	964,800
Changes in operating assets and liabilities:
Decrease in accounts payable	(100,749)	(101,208)

Net cash (used in) provided by operating activities	(292,937)	251,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	1,786,000	--
Advance to related party	(738,782)	(78,500)
Collections on real estate loan	--	405,000

Net cash provided by investing activities	1,047,218	326,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	(500,000)	--
Repurchase of shares of beneficial interest	(184,010)	--
Net cash used in financing activities	(684,010)	--

NET INCREASE IN CASH	70,271	577,679

CASH AT BEGINNING OF PERIOD	718,198	140,519

CASH AT END OF PERIOD	$788,469	$718,198

Supplemental cash flow disclosures:
Cash paid for interest	$85,911	--

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST
Notes to Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL:  USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986.  The Trust commenced operations on October 19,1987 upon the sale of the minimum offering amount of shares of beneficial interest.  The Trust is a self-administered and self-managed California business trust.

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

REAL ESTATE LOAN:  The Trust carries its real estate loans at its unpaid principal balances net of unamortized loan fees unless they are impaired.  A loan is considered impaired when the Trust determines that it is probable that it will be unable to collect all amounts due including principal and interest, according to the contractual terms of the loan agreement.  The Trust measures impairment of a loan based upon the fair value of the collateral.  If the measurement of impairment for the loan is less than the recorded investment in the loan, the shortfall is charged off with a corresponding charge to the provision for loan losses.

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

SEGMENT POLICY:  The Trust operates in one business segment.  For 2012 and 2011, all  revenues have been derived from domestic operations.

REVENUE RECOGNITION:  Interest income is accrued on the outstanding principal amounts of the real estate loans.  When the Trust determines that a loan is impaired, income recognition is suspended if full recovery of interest and principal appears uncertain.  Loan fees are recognized as interest income over the lives of the related real estate loans using the straight-line method.

INCOME TAXES: From 1987 through 2011 the Trust was organized and operated in a manner that enabled it to be taxed as a real estate investment trust rather than a regular corporation. In 2012 the Trust was unable to maintain its status as a real estate investment trust. Accordingly, in 2012 and subsequent years the Trust will be taxed as a regular corporation.

NET INCOME PER SHARE:  Net income per share is computed based on the weighted-average number of shares outstanding.

RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE: In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Other than the additional disclosure requirements, the adoption of this guidance had no impact on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity.  The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this guidance had no impact on the financial statements or disclosure as the Trust had no components of comprehensive income at December 31, 2012 or 2011.

2.    REAL ESTATE OWNED

As of December 31, 2011 the Trust owned one hundred and twenty-one acres of land in Wiggins, Mississippi recorded at $1,786,000 which is after an impairment charge of $814,000 was taken.  Prior to impairment the recorded amount was $2,600,000.  The Trust acquired this land through foreclosure on January 6, 2009.  On May 11, 2012, the Trust sold the one hundred and twenty-one acres of land in Wiggins, Mississippi for $1,900,000 in cash.  In connection with the sale the Trust paid a real estate commission of $114,000 to its broker. The net proceeds received of $1,786,000 resulted in no gain or loss.

3.    REAL ESTATE LOAN

As of December 31, 2012 and 2011 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower.  The loan bears interest at 10% per annum, payable in monthly installments of interest only.  The principal balance was due August 31, 2010.

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

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan.  Interest income forgone on the real estate loan during 2012 and 2011 was $15,080 and $41,239, respectively.

4.    NOTE PAYABLE

As of December 31, 2011, the Trust had a $500,000 note payable collateralized by 121 acres of land in Wiggins, Mississippi owned by the Trust. On May 11, 2012, the Trust sold the 121 acres of land in Wiggins, Mississippi for $1,786,000 in cash. In connection with the sale, the Trust paid in full the $585,911 of outstanding principal and accrued interest on the note.

5.    SHAREHOLDERS' EQUITY

The Trust paid no distributions in 2012 or 2011.  In 2012, the Trust repurchased 2,209 of its shares of beneficial interest for $184,010 or $83.30 per share in privately-negotiated transactions.

6.    COMMITMENTS AND CONTINGENCIES

The Trust may become involved in claims and legal matters arising in the ordinary course of business. The Trust evaluates these claims and legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.  The Trust currently believes that the ultimate outcome of these claims and proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position, results of operations or cash flows. The Trust’s evaluation of the potential impact of these claims and legal proceedings on its business, liquidity, results of operations, financial condition and cash flows could change in the future.

7.    FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL MEASUREMENTS

The Trust has no assets or liabilities accounted for at fair value on a recurring or non-recurring basis.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

The carrying values and fair values of the Trust’s financial instruments were as follows:

		December 31, 2012		December 31, 2011
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$788,469	$788,469	$718,198	$718,198
Accounts payable	2	1,303	1,303	102,052	102,052
Note payable due within one year	2	--	--	500,000	500,000

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

During 2012, the Trust advanced $738,782 to WCRT. As of December 31, 2012, the Trust has advanced a total of $817,282 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed subsequent to December 31, 2012 and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded a $587,282 impairment charge in the 2012 statement of operations. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $230,000 and $78,500 at December 31, 2012 and 2011.

9.    INCOME TAXES

Losses before income taxes amounted to $779,470 for the year ended December 31, 2012. Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the financial statements for the year ended December 31, 2012.

A reconciliation of the federal statutory income tax rate of 34% and the Trust's effective income tax rates is as follows:
In thousands of dollars:

	2012

Statutory federal income tax benefit	241,864	31%
State income tax, net of federal benefit	68,905	9%
Valuation allowance	(310,769)	(40	) %
Effective income tax	$-	0%

The components of the deferred tax assets (liabilities) consisted of the following as of December 31, 2012:
In thousands of dollars:

2012
Deferred tax assets:
Net operating loss carry forwards	$310,497
State taxes	272
Valuation allowance	(310,769)
Total deferred tax assets, net	$-

The Trust has no interest or penalties related to unrecognized tax benefits at December 31, 2012. The Trust has no material uncertain tax positions. The net operating loss carry-forwards of $779,470 as of December 31, 2012 will expire in 20 years.

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Trust will not realize benefits of these deductible differences as of December 31, 2012. Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of December 31, 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Management assessed the effectiveness of the Trust’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its assessment, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Trust to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

GENERAL

The Trust has no employees.  It is administered by its Trustees and by its Chairman, and by independent contractors who work under the supervision thereof.

THE TRUSTEES

The Trustees of the Trust are as follows:

Name	Age	Trustee Since	Office

Jeffrey B. Berger	60	2010	Trustee, Chairman and Chief Executive Officer

Gregory E. Crissman	62	1986	Trustee and Chief Financial Officer

Benjamin A. Diaz	79	1988	Trustee and Secretary

The following is a brief description of the background and business experience of each Trustee.

JEFFREY B. BERGER.  Mr. Berger was elected as a Trustee in December 2010 and has served as Chief Executive Officer and Chairman since April 2011.  Mr. Berger is president of University Capital Management, Inc.  University Capital Management, Inc. is a full-service real estate company engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Nevada, Hawaii and Oregon.  Mr. Berger earned his Bachelor of Arts from the University of California in Davis, California in 1974 and his Juris Doctor degree from Thomas Jefferson School of Law in 1978.  He is a member of The State Bar of California and the American Bar Association.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Trustees, executive officers, and holders of more than 10% of the Trust’s shares of beneficial interest to file with the SEC reports regarding their ownership and changes in ownership of the Trust’s shares.  The Trust believes that during 2012, the Trustees, executive officers, and any 10% shareholders complied with all Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2012, the Trust was a self-administered, self-managed California business trust. The Trust has the following officers:  Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. No officer except Gregory E. Crissman was compensated by the Trust in his capacity as an officer.  During 2012, none of the Trust's officers received compensation in excess of $19,250.

Name and Principal Position	Year	All Other Compensation		Total

Gregory E. Crissman, Chief Financial Officer	2012	$19,250	(1)	$19,250

Gregory E. Crissman, Chief Financial Officer	2011	$18,425	(2)	$18,425

(1)  Includes fees for each meeting of the Trustees attended for a total of $19,250.
(2)  Includes fees for each meeting of the Trustees attended for a total of $9,625.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustee’s meeting attended plus reimbursement of direct expenses incurred in connection with such attendance.  There are currently no plans to alter this compensation schedule.  No Trustee received compensation under any other arrangement during 2012.   The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee.  The audit committee consists of Benjamin A. Diaz who serves without additional compensation.  The Trustees have authority to establish committees and to compensate members as appropriate for their service.  During 2012, the Trustees had fourteen meetings.  All Trustees attended all meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

As of March 31, 2013, no person known to the Trust owns beneficially more than 5% of its outstanding shares.  This percentage of ownership is based on the number of shares of beneficial interest on such date.  No Trustee beneficially owns any shares of the Trust except as set forth below:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Gregory E. Crissman, Trustee and Chief Financial Officer 1066 Vanderbilt Way Sacramento, CA 95825	46	0.2912

Jeffrey B. Berger. Trustee, Chairman and Chief Executive Officer 2443 Fair Oaks Boulevard, #368 Sacramento, CA 95825	1	0.0063

Benjamin A. Diaz, Trustee and Secretary P.O. Box 2008 Folsom, CA 95763	0	0.0000

All Trustees and officers as a group	47	0.2975

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During 2012, the Trust advanced $738,782 to West Coast Realty Trust, Inc. (“WCRT”), a related party.    As of December 31, 2012, the Trust has advanced a total of $817,282 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed subsequent to December 31, 2012 and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded a $587,282 impairment charge in the 2012 statement of operations. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $230,000 and $78,500 at December 31, 2012 and 2011.

WCRT was formed in March 2012 and intends to acquire and own necessity-based retail properties, including community and neighborhood shopping centers located in densely populated, middle and upper income markets in the Western United States.  WCRT intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes commencing with its taxable year ending December 31, 2013.  Jeffrey B. Berger, a trustee of the Trust and also the Chief Executive Officer and Chairman of the Trust, serves as President and Chief Executive Officer of WCRT, and Benjamin A. Diaz, a trustee of the Trust and the Trust’s Secretary, is expected to be named to the board of directors of WCRT upon consummation of the IPO.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Crowe Horwath, LLP the Trust’s current independent registered accounting firm was appointed as of November 1, 2011.

	2012	2011

Audit Fees	$17,000	$8,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$17,000	$8,000

Perry-Smith LLP was the Trust’s independent registered accounting firm until October 31, 2011.

	2012	2011

Audit Fees	$--	$9,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$--	$9,000

Pre-Approval Policy for Accounting Services.  In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees.  The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees.  The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2012 and 2011.

Audit Fees

Audit Fees relate to services related to the audit of the Trust’s financial statements, review of the financial statements included in the Trust’s quarterly reports on Form 10-Q and consents and assistance in connection with other filings.

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements and are reported under “Audit Fees.”  There were no such fees in 2012 or 2011.

Tax Fees

Tax Fees include fees for services rendered in connection with the preparation of federal, state and foreign tax returns and other filings and tax consultation services.  There were no such fees in 2012 or 2011.

All Other Fees

There were no other fees in 2012 or 2011.

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

Dated:	August 9, 2013		USA Real Estate Investment Trust
Date
		By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	August 9, 2013	By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger, Trustee, Chairman
and Chief Executive Officer

Dated:	August 9, 2013	By:	/s/ Gregory E. Crissman
	Date		Gregory E. Crissman, Trustee
and Chief Financial Officer

Dated:	August 9, 2013	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee and Secretary