Form 10-Q
period 2013-03-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2013-12-09
CIK 803771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of December 9, 2013, 15,788 shares of beneficial interest of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	Unaudited
Assets

Real estate loan	$--	$--
Cash	729,918	788,469
Other assets	230,000	230,000
Total assets	$959,918	$1,018,469

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$12,019	$1,303
Total liabilities	12,019	1,303

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,798 shares outstanding	15,798	15,798
Additional paid-in capital	26,173,534	26,173534
Distributions in excess of cumulative net income	(25,241,433)	(25,172,166)
Total shareholders’ equity	947,899	1,017,166

Total liabilities and shareholders’ equity	$959,918	$1,018,469

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Interest income	$435	$--

Expenses:
Operating	--	3,595
Impairment of other assets	8,652	--
General and administrative	61,051	65,369
Total expenses	69,703	68,964

Net loss	$(69,268)	$(68,964)

Net loss per share	$(4.38)	$(3.83)

Weighted-average number of shares outstanding	15,798	18,007

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,268)	$(68,964)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of other asset	8,652
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,717	(11,767)

Net cash used in operating activities	(51,889)	(80,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to related party	(8,652)	(51,176)

Net cash used in investing activities	(8,652)	(51,176)

NET DECREASE IN CASH	(58,551)	(131,907)

CASH AT BEGINNING OF PERIOD	788,469	718,198

CASH AT END OF PERIOD	$729,918	$586,291

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986. The Trust commenced operations on October 19,1987, upon the sale of the minimum offering amount of shares of beneficial interest. The Trust is a self-administered, self-managed, real estate investment trust.The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at March 31, 2013 and December 31, 2012, and the results of its operations for the three month interim periods ended March 31, 2013 and March 31, 2012 and its cash flows for the three month interim periods ended March 31, 2013 and March 31, 2012 have been included.The results of operations for interim periods are not necessarily indicative of results for the full year.

2. COMMITMENTS AND CONTINGENCIES

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

3. FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL MEASUREMENTS

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

The carrying values and fair values of the Trust’s other financial instruments were as follows:

		March 31, 2013		December 31, 2012
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$729,918	$729,918	$788,469	$788,469
Accounts payable	2	12,019	12,019	1,303	1,303

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The following methods were used to estimate the fair values of other financial instruments:

Cash and accounts payable. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash were classified in Level 1 of the fair value hierarchy. The fair value amounts of Accounts payable were classified in Level 2 of the fair value hierarchy.

4. RELATED PARTY

During the three months ended March 31, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of March 31, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed subsequent to March 31, 2013 and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $230,000 at March 31, 2013 and December 31, 2012.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Trust’s critical accounting policies govern real estate owned and real estate loans. These policies are described in the “Critical Accounting Estimates” section within Item 7 in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS AND FINANCIAL POSITION

The Trust has no continuing operating income, but has continuing expenses. During the three months ended March 31, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of March 31, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed subsequent to March 31, 2013 and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in thestatement of operations for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $230,000 atMarch 31, 2013 and December 31, 2012.

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

ITEM 4      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of March 31, 2013. Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were not effective as of March 31, 2013 as the Trust did not submit reports under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

December 9, 2013	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Jeffrey B. Berger
Jeffrey B. Berger, Chief Executive Officer

December 9, 2013	USA REAL ESTATE INVESTMENT TRUST
By: /s/ Gregory E. Crissman
Gregory E. Crissman, Chief Financial Officer