Form 10-Q
period 2013-06-30
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2013-12-09
CIK 803771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________________to ____________________

Commission file number 0-16508

USA REAL ESTATE INVESTMENT TRUST

(Exact Name of Registrant as Specified in Its Charter)

California	68-0420085
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION

USA REAL ESTATE INVESTMENT TRUST

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Real estate loan	$--	$--
Cash	932,554	788,469
Other assets	--	230,000
Total assets	$932,554	$1,018,469

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$4,272	$1,303
Total liabilities	4,272	1,303

Shareholders' equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,788 and 15,798 shares outstanding at June 30, 2013 and December 31, 2012, respectively	15,788	15,798
Additional paid-in capital	26,172,711	26,173534
Distributions in excess of cumulative net income	(25,260,217)	(25,172,166)
Total shareholders’ equity	928,282	1,017,166

Total liabilities and shareholders’ equity	$932,554	$1,018,469

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2013	2012

Revenues:
Interest income	$409	$--

Expenses:
Operating	--	1,150
General and administrative	19,192	55,570
Total expenses	19,192	56,720

Net loss	$(18,783)	$(56,720)

Net loss per share	$(1.19)	$(3.27)

Weighted-average number of shares outstanding	15,791	17,337

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Revenues:
Interest income	$844	$--

Expenses:
Operating	--	4,745
Impairment of receivables	8,652	--
General and administrative	80,243	120,939
Total expenses	88,895	125,684

Net loss	$(88,051)	$(125,684)

Net loss per share	$(5.57)	$(7.11)

Weighted-average number of shares outstanding	15,794	17,671

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,051)	$(125,684)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment charge	8,652
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,969	(62,234)

Net cash used in operating activities	(76,430)	(187,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate owned	--	1,786,000
Advance to related party	(8,652)	(300,252)
Reimbursement from related party	230,000	--

Net cash provided by investing activities	221,348	1,485,748

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable	--	(500,000)
Repurchase of shares of beneficial interest	(833)	(167,351)

Net cash used in financing activities	(833)	(667,351)

NET INCREASE IN CASH	144,085	630,479

CASH AT BEGINNING OF PERIOD	788,469	718,198

CASH AT END OF PERIOD	$932,554	$1,348,677

Supplemental cash flow disclosures:
Cash paid for interest		$85,911

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: USA Real Estate Investment Trust (the "Trust") was organized under the laws of the State of California pursuant to a Declaration of Trust dated October 7, 1986. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest. The Trust is a self-administered, self-managed, real estate investment trust. The interim unaudited financial statements of the Trust have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The Trust believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s 2012 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Trust’s financial position at June 30, 2013 and December 31, 2012, and the results of its operations for the three month and six month interim periods ended June 30, 2013 and June 30, 2012 and its cash flows for the six month interim periods ended June 30, 2012 and June 30, 2012 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

2. SHAREHOLDERS’ EQUITY

In May 2013, the Trust repurchased 10 of its shares of beneficial interest for $833.

3. COMMITMENTS AND CONTINGENCIES

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

4. FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL INSTRUMENTS

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

The carrying values and fair values of the Trust’s other financial instruments were as follows:

		June 30, 2013		December 31, 2012
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$932,554	$932,554	$788,469	$788,469
Accounts payable	2	4,272	4,272	1,303	1,303

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Cash and accounts payable. The carrying amounts approximate fair value because of the short maturity of the instruments.

5. RELATED PARTY

During the six months ended June 30, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of June 30, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $0 and $230,000 at June 30, 2013 and December 31, 2012, respectively.

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

RESULTS OF OPERATIONS AND FINANCIAL POSITION

The Trust has no continuing operating income, but has continuing expenses. During the six months ended June 30, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of June 30, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and is expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying balance sheet and recorded at $0 and $230,000 at June 30, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing operating income, but has continuing expenses. As a result, the Trustees have suspended distributions at this time. The Trust expects to meet its short-term liquidity requirements from cash on hand.

In May 2013, the Trust repurchased 10 of its shares of beneficial interest for $833.

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

ITEM 4      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of June 30, 2013. Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were not effective as of June 30, 2013 as the Trust did not submit reports under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

      There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

None.

ITEM 1A   RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the share repurchase activity for the three months ended June 30, 2013.

Period	Total Number of Shares (or Units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
April 2013	-	-	N/A	N/A
May 2013	10 (1)	$83.30	N/A	N/A
June 2013	-	-	N/A	N/A
Total	10	$83.30	N/A	N/A

(1)	Represents shares purchased in privately-negotiated transactions.

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