Form 10-K
period 2013-12-31
USA REAL ESTATE INVESTMENT TRUST /CA
filed 2014-02-25
CIK 803771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

2443 Fair Oaks Boulevard, #314

Sacramento, California 95825

(Address of principal executive offices) (Zip Code)

(916) 761-4992

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Shares of Beneficial Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .Yes☐ No☒

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

Indicate by check mark whether the Registrant is a shell company (as defined under Rule 12b-2 of the Securities Exchange Act of 1934). Yes☐ No☒

The aggregate market value of the registrant’s voting shares held by non-affiliates: The registrant has been terminated and all of its shares of beneficial interest have been cancelled. Therefore, the aggregate market value of registrant's shares is zero.

There were no shares of beneficial interest outstanding at February 25, 2014.

USA REAL ESTATE INVESTMENT TRUST

Forward-Looking Statements

This Annual Report on Form 10-K of USA Real Estate Investment Trust (the "Trust"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: maintaining sufficient liquidity to fund the winding up of the business, changes in the global political environment; national and local economic, business and real estate and other market conditions; the competitive environment in which the Trust operates; property management risks; financing risks, such as the inability to obtain debt or equity financing on favorable terms; possible future downgrades in the Trust's credit rating; the level of volatility of interest rates; financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws; the rate of revenue increases versus expense increases; governmental approvals, actions and initiatives; environmental/safety requirements and costs, risks of real estate acquisition and development, including the failure of acquisitions to close and pending developments and redevelopments to be completed on time and within budget, risks of disposition strategies, including the failure to complete sales on a timely basis and the failure to reinvest sale proceeds in a manner that generates favorable returns; risks of joint venture activities; as well as other risks identified in this Annual Report on Form 10-K and, from time to time, in the other reports the Trust files with the Securities and Exchange Commission or in other documents that the Trust publicly disseminates. The Trust undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1. BUSINESS.

The Trust is a California business trust that was formed on October 7, 1986. The primary purpose of the Trust was to engage in the business of acquiring, owning, operating and financing real estate investments. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.

A special meeting of the shareholders of record of USA Real Estate Investment Trust (the “Trust”) was held on December 4, 2013, and the shareholders adopted a resolution for the immediate termination of the Trust and a distribution of the assets of the Trust (subject to a reserve for the costs and expenses of winding up the business of the Trust) to the shareholders of record of the Trust. After the meeting, the Trustees acted to set aside a reasonable reserve for the anticipated costs and expenses of winding up the business of the Trust, and then resolved to pay and distribute the remaining balance of the assets of the Trust to the shareholders of record on a pro rata basis according to the number of shares owned by each shareholder.

The Trustees expect that the business and affairs of the Trust will be completely wound up and the Trust will be dissolved by the end of 2014. At that time, there will be a final accounting of the reserve described above and, if any assets of the Trust then remain, there will be another and final pro rata distribution of the remaining assets of the Trust on the same basis as the current distribution. However, if at that time there are no remaining assets of the Trust, then there will be no further distribution to the shareholders of the Trust.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’SCOMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective December 31, 2013 all of the Trust’s shares of beneficial interest outstanding were cancelled and may no longer be assigned or transferred. Therefore, the Trust no longer has any shareholders.

The Trust paid distributions of $38 per share in 2013 and no distributions in 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A special meeting of the shareholders of record of USA Real Estate Investment Trust (the “Trust”) was held on December 4, 2013, and the shareholders adopted a resolution for the immediate termination of the Trust and a distribution of the assets of the Trust (subject to a reserve for the costs and expenses of winding up the business of the Trust) to the shareholders of record of the Trust. After the meeting, the Trustees acted to set aside a reasonable reserve for the anticipated costs and expenses of winding up the business of the Trust, and then resolved to pay and distribute the remaining balance of the assets of the Trust to the shareholders of record on a pro rata basis according to the number of shares owned by each shareholder.

The Trustees expect that the business and affairs of the Trust will be completely wound up and the Trust will be dissolved by the end of 2014. At that time, there will be a final accounting of the reserve described above and, if any assets of the Trust then remain, there will be another and final pro rata distribution of the remaining assets of the Trust on the same basis as the current distribution. However, if at that time there are no remaining assets of the Trust, then there will be no further distribution to the shareholders of the Trust.

As a result of these decisions, the Trust adopted the liquidation basis of accounting as of December 1, 2013, which was the beginning of the fiscal month closest to the shareholders’ approval date. This basis of accounting is appropriate when the liquidation of an entity is imminent. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

ACCRUED LIQUIDATION COSTS: Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their estimated settlement amounts and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable. The Trust is required to make significant estimates and judgments. These estimates are subject to change. The Trust reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period.

RESULTS OF OPERATIONS AND FINANCIAL POSITION

The Trust has no continuing revenues, but has continuing accrued expenses. During the eleven months ended November 30, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of December 31, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and was expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the eleven months ended November 30, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying statement of net assets and balance sheet and recorded at $0 and $230,000 at December 31, 2013 and December 31, 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has no continuing revenues, but has continuing accrued expenses. The Trust expects to meet its short-term liquidity requirements from cash on hand. Cash on hand will be sufficient to provide payment in full to the Trust’s creditors based on the net asset balance of the Trust as of December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Trustees and Shareholders

USA Real Estate Investment Trust

Sacramento, California

We have audited the accompanying balance sheet of USA Real Estate Investment Trust (the “Trust”) as of December 31, 2012, and the related statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and for the eleven month period ended November 30, 2013. In addition, we have audited the accompanying statement of net assets in liquidation as of December 31, 2013, and the related statement of changes in net assets in liquidation for the period December 1, 2013 to December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2012, the results of its operations and its cash flows for the year then ended and for the eleven month period ended November 30, 2013, its net assets in liquidation as of December 31, 2013, and the changes in net assets in liquidation for the period December 1, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles applied on the bases described in the following paragraph.

As discussed in Note 1 to the financial statements, the shareholders of the Trust approved a plan of liquidation on December 4, 2013, and the Trust commenced liquidation shortly thereafter. As a result, the Trust has changed its basis of accounting for periods subsequent to November 30, 2013 from the going concern basis to the liquidation basis. Effective December 1, 2013, the Trust adopted new accounting guidance related to the liquidation basis of accounting.

/s/ Crowe Horwath LLP

Sacramento, California

February 25, 2014

USA REAL ESTATE INVESTMENT TRUST

Statement of Changes in Net Assets in Liquidation (Liquidation Basis)

For the Period December 1, 2013 to December 31, 2013

Shareholders’ equity at November 30, 2013	$873,532

Liquidation basis adjustments:
Adjust assets and liabilities to fair value	--
Accrued liquidation costs	(124,694)

Net assets in liquidation as of December 1, 2013	748,838

Liquidation basis adjustments:
Net revenues from December 1, 2013 to December 31, 2013	--
Net costs from December 1, 2013 to December 31, 2013	--
Distribution	(599,956)

Net assets in liquidation basis as of December 31, 2013	$148,882

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Statement of Net Assets in Liquidation as of December 31, 2013 (Liquidation Basis)

Balance Sheet as of December 31, 2012 (Going Concern Basis)

	December 31, 2013	December 31, 2012

Assets

Real estate loan, net	$--	$--
Cash	271,864	788,469
Other assets, net	--	230,000
Total assets	$271,864	$1,018,469

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$--	$1,303
Accrued liquidation costs	122,982	--
Total liabilities	122,982	1,303

Net assets in liquidation	$148,882

Commitments and Contingencies

Shareholders' Equity:
Shares of beneficial interest, par value $1 per share; 62,500 shares authorized; 15,798 shares outstanding at December 31, 2012		15,798
Additional paid-in capital		26,173,534
Distributions in excess of cumulative net income		(25,172,166)
Total shareholders' equity		1,017,166

Total liabilities and shareholders' equity		$1,018,469

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Statements of Operations

For the Eleven Month Period Ended November 30, 2013 and

The Year Ended December 31, 2012 (Going Concern Basis)

	For the Eleven Months Ended November 30, 2013		For the Year Ended December 31, 2012

Revenues:
Interest income		$1,010		$1,542

Expenses:
Operating		--		4,745
Impairment of related party receivables		8,652		587,282
General and administrative		135,159		188,985
		143,811		781,012

Net loss	$	(142,801)	$	(779,470)

Net loss per share	$	(9.04)	$	(46.35)

Weighted-average number of shares		15,792		16,818

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Statements of Changes in Shareholders' Equity

For the Eleven Month Period Ended November 30, 2013 and

The Year Ended December 31, 2012 (Going Concern Basis)

	Shares of Beneficial Interest		Additional Paid-in	Distributions in Excess of Cumulative		Total Shareholders'
	Number	Amount	Capital	Net Income		Equity

December 31, 2011	18,007	$18,007	$26,355,335	$	(24,392,696)	1,980,646

Net loss					(779,470)	(779,470)

Repurchase of
Shares	(2,209)	(2,209)	(181,801)			(184,010)

December 31, 2012	15,798	15,798	26,173,534		(25,172,166)	1,017,166

Net loss					(142,801)	(142,801)

Repurchase of
Shares	(10)	(10)	(823)			(833)

November 30, 2013	15,788	$15,788	$26,172,711	$	(25,314,967)	$873,532

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Statements of Cash Flows

For the Eleven Month Period Ended November 30, 2013 and

The Year Ended December 31, 2012 (Going Concern Basis)

	For the Eleven Months Ended November 30, 2013		For the Fiscal Year Ended December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(142,801)	$	(779,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge		8,652		587,282
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		20,139		(100,749)

Net cash used in operating activities		(114,010)		(292,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate		--		1,786,000
Advance to related party		(8,652)		(738,782)
Reimbursement from related party		230,000

Net cash provided by in investing activities		221,348		1,047,218

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of note payable		--		(500,000)
Repurchase of shares of beneficial interest		(833)		(184,010)
Net cash used in financing activities		(833)		(684,010)

NET INCREASE IN CASH		106,505		70,271

CASH AT BEGINNING OF PERIOD		788,469		718,198

CASH AT END OF PERIOD		$894,974		$788,469

Supplemental cash flow disclosures:
Cash paid for interest		$--		85,911

See notes to financial statements.

USA REAL ESTATE INVESTMENT TRUST

Notes to Financial Statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL: The Trust is a California business trust that was formed on October 7, 1986. The primary purpose of the Trust was to engage in the business of acquiring, owning, operating and financing real estate investments. The Trust commenced operations on October 19, 1987, upon the sale of the minimum offering amount of shares of beneficial interest.

    A special meeting of the shareholders of record of USA Real Estate Investment Trust (the “Trust”) was held on December 4, 2013, and the shareholders adopted a resolution for the immediate termination of the Trust and a distribution of the assets of the Trust (subject to a reserve for the costs and expenses of winding up the business of the Trust) to the shareholders of record of the Trust. After the meeting, the Trustees acted to set aside a reasonable reserve for the anticipated costs and expenses of winding up the business of the Trust, and then resolved to pay and distribute the remaining balance of the assets of the Trust to the shareholders of record on a pro rata basis according to the number of shares owned by each shareholder.

    The Trustees expect that the business and affairs of the Trust will be completely wound up and the Trust will be dissolved by the end of 2014. At that time, there will be a final accounting of the reserve described above and, if any assets of the Trust then remain, there will be another and final pro rata distribution of the remaining assets of the Trust on the same basis as the current distribution. However, if at that time there are no remaining assets of the Trust, then there will be no further distribution to the shareholders of the Trust.

    As a result of these decisions, the Trust adopted the liquidation basis of accounting as of December 1, 2013, which was the beginning of the fiscal month closest to the shareholders’ approval date. This basis of accounting is appropriate when the liquidation of an entity is imminent. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable.

    ACCRUED LIQUIDATION COSTS: Under the liquidation basis of accounting, assets are stated at their net realizable value, liabilities are stated at their estimated settlement amounts and estimated costs through the liquidation date are accrued for, to the extent reasonably determinable. The Trust is required to make significant estimates and judgments. These estimates are subject to change. The Trust reviews, on a quarterly basis, the estimated fair value of its assets and all other remaining operating expenses and contractual commitments such as professional fees and other outside services to determine the estimated costs to be incurred during the liquidation period. The Trust expects to incur liquidation costs of $124,694 through the liquidation date. Liquidation costs of $122,982 were unpaid and accrued as of December 31, 2013.

The Trust is required to make significant estimates and exercise judgment in determining accrued liquidation costs. The Trust accrued costs expected to be incurred in liquidation and recorded payments made related to the accrued liquidation costs as follows:

Accrued Liquidation Costs	As Booked December 1, 2013	Adjustments To Reserves	Payments	Balance at December 31, 2013
Outside services	$116,444	$--	$(1,712)	$114,732
Trustee fees	8,250	--	--	8,250

Total	$124,694	$--	$(1,712)	$122,982

On a periodic basis, the Trust reviews all other remaining operating expenses and contractual commitments such as outside services and Trustee fees to determine the estimated costs to be incurred during the liquidation period. The Trust anticipates that wind up related costs will extend through 2014 as it settles the remaining matters.

The estimate for outside services in accrued liquidation costs was $114,732 at December 31, 2013. These costs reflect the costs expected to be incurred to wind up the Trust through 2014.

The estimated Trustee fees in accrued liquidation costs were $8,250 at December 31, 2013. These costs reflect the fees to be incurred for the final Trustee meetings scheduled for January and February of 2014. The Trust does not expect to incur any additional Trustee fees after these meetings to wind up the Trust.

The Trust expects to settle its liabilities through cash on hand.

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

SEGMENT POLICY: The Trust operates in one business segment. For 2013 and 2012, all revenues have been derived from domestic operations.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING GUIDANCE: In April 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-07, Presentation of Financial Statements (Topic 205)–Liquidation Basis of Accounting. These amendments require an entity to prepare its financial statements using the liquidation basis of accounting (“LBA”) when liquidation is imminent. Among the requirements of LBA financial statements is that they: (a) present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation; (b) include in its presentation of assets any items not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities; (c) recognize and measure an entity's liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities; and (d) disclose an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The Trust adopted this accounting update on December 1, 2013 and provided related disclosures in the financial statement footnotes.

2. REAL ESTATE LOAN

As of December 31, 2013 and 2012 the Trust had one real estate loan with a recorded amount of $0, which is net of a $150,800 allowance, collateralized by property in Sacramento, California and personally guaranteed by the principal members of the borrower. The loan bears interest at 10% per annum, payable in monthly installments of interest only. The principal balance was due August 31, 2010.

As such, the remaining $150,800 balance is considered impaired and the Trust recorded a $150,800 provision for loan loss to establish a loan loss reserve in September 2011.

Effective January 1, 2010, the Trust suspended income recognition on the real estate loan. Interest income forgone on the real estate loan during 2013 and 2012 was $15,080 and $15,080, respectively.

3. SHAREHOLDERS’ EQUITY

In May 2013, the Trust repurchased 10 of its shares of beneficial interest for $833 or $83.30 per share in a privately-negotiated transaction. In 2012, the Trust repurchased 2,209 of its shares of beneficial interest for $184,010 or $83.30 per share in privately-negotiated transactions. On December 31, 2013 the Trust paid distributions of $38 per share or $599,956 and all of the Trust’s shares of beneficial interest outstanding were cancelled and may no longer be assigned or transferred. Therefore, the Trust no longer has any shareholders.

4. COMMITMENTS AND CONTINGENCIES

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

5. FAIR VALUE MEASUREMENTS AND OTHER FINANCIAL MEASUREMENTS

The Trust had no assets or liabilities accounted for at fair value on a recurring or non-recurring basis at December 31, 2012. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The carrying values and fair values of the Trust’s financial instruments were as follows:

		December 31, 2013		December 31, 2012
	Level	Carrying value	Fair value	Carrying value	Fair value
Cash	1	$271,864	$271,864	$788,469	$788,469
Accounts payable	2	--	--	1,303	1,303

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

Cash and Accounts payable. The carrying amounts approximate fair value because of the short maturity of the instruments.

6. RELATED PARTY

During the eleven months ended November 30, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of December 31, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and was expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the eleven months ended November 30, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying statement of net assets and balance sheet and recorded at $0 and $230,000 at December 31, 2013 and December 31, 2012, respectively.

7. INCOME TAXES

Losses before income taxes amounted to $142,801 and $779,470 for the eleven months ended and the year ended November 30, 2013 and December 31, 2012, respectively. Because of the net operating losses and a valuation allowance on deferred tax assets, there was no provision for income taxes recorded in the financial statements for the eleven months ended or year ended November 30, 2013 or December 31, 2012, respectively.

A reconciliation of the federal statutory income tax rate of 34% and the Trust’s income tax rates is as follows:

	Eleven Months Ended November 30, 2013

Statutory federal income tax benefit	$44,532	31%
State income tax, net of federal benefit	12,624	9%
Valuation allowance	(57,156)	(40)%
Effective income tax	$-	0%

	Fiscal Year Ended December 31, 2012

Statutory federal income tax benefit	$241,864	31%
State income tax, net of federal benefit	68,905	9%
Valuation allowance	(310,769)	(40)%
Effective income tax	$-	0%

The components of the deferred tax assets (liabilities) consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$367,381	$310,497
State taxes	544	272

Valuation allowance	(367,925)	(310,769)
Total deferred tax assets, net	$-	$-

The Trust has no interest or penalties related to unrecognized tax benefits at December 31, 2013 or 2012. The Trust has no material uncertain tax positions. The net operating loss carry-forwards of $922,271 as of December 31, 2013 will expire in 20 years.

Based on the historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets become deductible, management believes it more likely than not that the Trust will not realize benefits of these deductible differences as of December 31, 2013. Management has, therefore, established a full valuation allowance against its net deferred income tax assets as of December 31, 2013.

The Trust began reporting under the liquidation basis of accounting on December 1, 2013. Since this date the Trust has not reported a statement of operations and, as such, has not reported income tax expense.

The Trust’s estimates of tax implications related to the liquidation of the Trust are not expected to change through the wind up of the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Trust's management, including its Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Trust's disclosure controls and procedures as of December 31, 2013. Based on that evaluation, they concluded that the Trust's disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information the Trust is required to disclose in reports that it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Trust’s internal controls over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of the Trust’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Based on its assessment, management concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

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

THE TRUSTEES

The Trustees of the Trust are as follows:

Name	Age	Trustee Since	Office

Jeffrey B. Berger	61	2010	Trustee, Chairman and Chief Executive Officer

Gregory E. Crissman	62	1986	Trustee and Chief Financial Officer

Benjamin A. Diaz	80	1988	Trustee and Secretary

The following is a brief description of the background and business experience of each Trustee.

JEFFREY B. BERGER.  Mr. Berger was elected as a Trustee in December 2010and has served as Chief Executive Officer and Chairman since April 2011. Mr. Berger is president of University Capital Management, Inc. or UCM. UCM is a full-service real estate investment company engaged principally in the ownership and development, acquisition and management of commercial and residential real estate throughout California, Northern Nevada and Hawaii. Mr. Berger earned his Bachelor of Arts from the University of California, Davis in 1974 and his Juris Doctorate degree from Thomas Jefferson School of Law in 1978. He is a member of the State Bar of California and the American Bar Association.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

During 2013, the Trust was a self-administered, self-managed California business trust. The Trust has the following officers: Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. No was compensated by the Trust in his capacity as an officer. During 2013, none of the Trust's officers received compensation in excess of $16,500.

COMPENSATION OF TRUSTEES

Each Trustee receives $1,375 for each Trustee’s meeting attended plus reimbursement of direct expenses incurred in connection with such attendance. There are currently no plans to alter this compensation schedule. No Trustee received compensation under any other arrangement during 2013.   The Trustees do not maintain a nominating or compensation committee or any other standing committee except for an audit committee. The audit committee consists of Benjamin A. Diaz who serves without additional compensation. The Trustees have authority to establish committees and to compensate members as appropriate for their service. During 2013, the Trustees had twelve meetings. All Trustees attended all meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Effective December 31, 2013 all of the Trust’s shares of beneficial interest outstanding were cancelled and may no longer be assigned or transferred. Therefore, the Trust no longer has any shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the eleven months ended November 30, 2013, the Trust advanced $8,652 to West Coast Realty Trust, Inc., a related party (“WCRT”). As of December 31, 2013, the Trust has advanced a total of $825,934 to WCRT in connection with WCRT’s formation and proposed initial public offering and was expected to be repaid without interest at the closing of WCRT’s proposed initial public offering. Of this advance, $230,000 relates to fees paid to Aviva Life and Annuity Company for a planned mortgage refinance. The mortgage refinance was completed and WCRT remitted $230,000 to the Trust in June 2013. WCRT’s proposed initial public offering has been delayed and collection of the advance is uncertain. As such, the Trust recorded impairment charges of $8,652 and $587,282 in the statement of operations for the eleven months ended November 30, 2013 and the year ended December 31, 2012, respectively. The advance is reflected as “Other assets” on the accompanying statement of net assets and balance sheet and recorded at $0 and $230,000 at December 31, 2013 and December 31, 2012, respectively.

WCRT was formed in March 2012 and intends to acquire and own necessity-based retail properties, including community and neighborhood shopping centers located in densely populated, middle and upper income markets in the Western United States.  Upon the consummation of its proposed IPO WCRT intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust for federal income tax purposes. Jeffrey B. Berger, a trustee of the Trust and also the Chief Executive Officer and Chairman of the Trust, serves as President and Chief Executive Officer of WCRT, and Benjamin A. Diaz, a trustee of the Trust and the Trust’s Secretary, is expected to be named to the board of directors of WCRT upon consummation of the IPO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    Crowe Horwath, LLP the Trust’s current independent registered accounting firm was appointed as of November 1, 2011.

	2013	2012

Audit Fees	$29,000	$17,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
	$29,000	$17,000

Pre-Approval Policy for Accounting Services. In 2005, the Audit Committee and the Trustees adopted a formal pre-approval policy for accounting services and fees. The policy requires that all audit services, audit related services, tax fees and all other fees of the Trust's independent auditor be pre-approved by the Audit Committee and the Trustees. The Audit Committee and the Trustees approved the audit and audit related fees provided by the independent auditor during 2013 and 2012.

Audit Fees

Audit Fees relate to services related to the audit of the Trust’s financial statements, review of the financial statements included in the Trust’s quarterly reports on Form 10-Q and consents and assistance in connection with other filings.

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services that were reasonably related to the performance of the audit or review of the Trust’s financial statements and are reported under “Audit Fees.” There were no such fees in 2013 or 2012.

Tax Fees

Tax Fees include fees for services rendered in connection with the preparation of federal, state and foreign tax returns and other filings and tax consultation services. There were no such fees in 2013 or 2012.

All Other Fees

There were no other fees in 2013 or 2012.

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

4.1	Article VIII of Exhibit 3.1(included as Exhibit 4.1 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

4.2	Form of Share Certificate(included as Exhibit 4.2 to Form S-11 (File No. 33-9315) and incorporated herein by reference).

14.1	Code of Ethics (included as Exhibit 14.1 to Form 10-K filed on March 14, 2004 and incorporated herein by reference).

31.1	Section 302 Certification of the Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934.

32.1	Section 906 Certifications filed by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definition

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

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

Dated:	February 25, 2014		USA Real Estate Investment Trust
Date
		By:	/s/ Jeffrey B. Berger
Jeffrey B. Berger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:	February 25, 2014	By:	/s/ Jeffrey B. Berger
	Date		Jeffrey B. Berger, Trustee, Chairman
and Chief Executive Officer

Dated:	February 25, 2014	By:	/s/ Gregory E. Crissman
	Date		Gregory E. Crissman, Trustee
and Chief Financial Officer

Dated:	February 25, 2014	By:	/s/ Benjamin Diaz
	Date		Benjamin Diaz,
Trustee and Secretary